Form 10QSB/A
period 2005-01-31
EDMONDS 5 INC.
filed 2005-05-20
CIK 1309056

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         AMENDMENT NO. 1 TO FORM 10-QSB


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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 17, 2005 and May 20, 2005: 100,000 shares of common stock.

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

  Item 5. Other Information

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information
-----------------------------

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended January 31, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

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


         Statement of Stockholders Equity                               F-3


         Cash Flow Statement                                            F-4


         Notes to the Financial Statements                              F-5



                                 EDMONDS 5, INC.
                          (a development stage company)
                                  BALANCE SHEET
                   As of JANUARY 31, 2005 AND OCTOBER 31, 2004


                                     ASSETS

                                                      January 31, October 31,
CURRENT ASSETS                                            2005      2004
                                                       ---------  --------

        Cash                                           $      0    $     0
                                                       ---------  --------




                      TOTAL ASSETS                     $      0    $     0
                                                       =========  ========

                 LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                   $    750    $   500
                                                       ---------  --------

                      TOTAL LIABILITIES                     750        500

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    1,000,000 issued and outstanding                         10         10

  Additional paid in capital                                  0          0

  Accumulated Deficit                                      (760)      (510)
                                                       ---------  --------

  Total stockholder's equity                               (750)      (500)
                                                       ---------  --------


      TOTAL LIABILITIES AND EQUITY                     $      0    $     0
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



                                                   Three Months        From Inception to
                                                 January 31, 2005       January 31, 2005

 REVENUE
     Sales                                           $        0           $         0
     Cost of sales                                            0                     0
                                                     -----------           -----------

 GROSS PROFIT                                                 0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                    250                   760
                                                     -----------           -----------

 NET LOSS                                                  (250)                 (760)

 ACCUMULATED DEFICIT, BEGINNING BALANCE                       0                     0
                                                     -----------           -----------

 ACCUMULATED DEFICIT, ENDING BALANCE                 $     (250)          $      (760)
                                                     ===========           ===========


NET EARNINGS PER SHARE

     Basic Earnings Per Share
     Net loss per share                          (Less than .01)

     Basic Weighted Average
     Number of Common Shares Outstanding                  1,000






   The accompanying notes are an integral part of these financial statements.


                                 EDMONDS 5, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
           From inception (August 19, 2004) through January 31, 2005


                              SHARES          COMMON STOCK     ACCUMULATED DEFICIT       TOTAL
                           -------------      -------------     -----------------     ------------
Stock issued on acceptance
   Of incorporation expenses
   August 19, 2004            1,000,000        $       100        $           0       $       100

Net loss                                                                   (510)             (510)
                            ------------       ------------      ---------------      ------------

Total at October 31, 2004     1,000,000        $       100        $        (510)      $      (500)

Net loss                                                                   (250)             (250)
                            ------------       ------------      ---------------      ------------

Total at January 31, 2005     1,000,000        $       100        $        (760)      $      (750)
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


                                                                                   From
CASH FLOWS FROM OPERATING ACTIVITIES                      January 31, 2005      Inception

        Net income (loss)                                      $  (250)          $  (760)

        Compensation in the form of stock                            0               100
        Increases (Decrease) in accrued expenses                   250               750
                                                               -------           -------

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0
                                                               -------           -------

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
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

8.   Stockholder's Equity:
     --------------------

COMMON STOCK:

Common Stock includes 100,000,000 shares authorized at a par value of $0.0001,

of which 100,000 have been issued for the amount of $10 on August 19, 2004 In acceptance of the incorporation expenses for the Company. The shares were accounted for as compensation to the officer incorporating.


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

11.  Tax Provision Disclosure:
     ------------------------

The Company has had a loss from inception in the amount of $760 which can be used to offset future income for a twenty year period. This loss benefit will expire after the twenty year period if not used. The benefit of the loss carryforward has been offset by an allowance and is not recorded in the financial statements.

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

                                 Edmonds 5, Inc.
                                 Registrant


Date: May 20, 2005             By: /s/ Richard Neussler
                                 -----------------------------------
                                 Richard Neussler
                                 President