Form 10QSB
period 2005-04-30
EDMONDS 5 INC.
filed 2005-06-14
CIK 1309056

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the quarterly period ended April 30, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ____________ to ____________

                          Commission File No. 000-50814

                                 Edmonds 5, Inc.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      20-2976749
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

                         44050 Ashburn Plaza, Suite 195
                                Ashburn, VA 20147
                    (Address of Principal Executive Offices)

                                  941/359-5930
                           (Issuer's telephone number)

                              300 Park Avenue #1700
                            New York, New York 10022
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

As of June 14, 2005, there were 100,000 shares of the registrant's common stock,
$.0001 par value per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                 EDMONDS 5, INC.
                          (a development stage company)

                                      INDEX

Part I-- FINANCIAL INFORMATION

  Item 1. Financial Statements

  Item 2. Management's Discussion and Analysis of Financial Condition

  Item 3. Control and Procedures

Part II-- OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K

Signature

Item 1. Financial Information

                                 EDMONDS 5, INC.
                          (a development stage company)

                              FINANCIAL STATEMENTS

                             AS OF APRIL 30, 2005

EDMONDS 5, INC.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                   Page #

         Balance Sheet                                                  F-1

         Statement of Operations and Retained Deficit                   F-2

         Statement of Stockholders Equity                               F-3

         Cash Flow Statement                                            F-4

         Notes to the Financial Statements                              F-5

                                 EDMONDS 5, INC.
                          (a development stage company)
                                  BALANCE SHEET
                   As of APRIL 30, 2005 AND OCTOBER 31, 2004

                                     ASSETS

                                                      April 30,   January 31,
CURRENT ASSETS                                            2005      2004

        Cash                                           $      0    $     0

                      TOTAL ASSETS                     $      0    $     0
                                                       =========  =========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

    Accrued expenses                                   $  1,000    $   500

                      TOTAL LIABILITIES                   1,000        500

STOCKHOLDER'S EQUITY

  Common Stock - par value $0.0001;
    100,000,000 shares authorized;
    100,000 issued and outstanding                           10         10

  Additional paid in capital                                 90         90

  Accumulated Deficit                                    (1,100)      (600)

  Total stockholder's equity                             (1,000)      (500)

      TOTAL LIABILITIES AND EQUITY                     $      0    $     0
                                                       =========  =========

The accompanying notes are an integral part of these financial statements.

                                       F-1

                                 EDMONDS 5, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                  For the six months ending April 30, 2005, and
             from inception (August 19, 2004) through April 30, 2005

                                                    Six Months         From Inception to
                                                  April 30, 2005         April 30, 2005

 REVENUE

     Sales                                           $        0           $         0
     Cost of sales                                            0                     0

 GROSS PROFIT                                                 0                     0

     GENERAL AND ADMINISTRATIVE EXPENSES                    500                 1,100

 NET LOSS                                                  (500)               (1,100)

 ACCUMULATED DEFICIT, BEGINNING BALANCE                       0                     0

 ACCUMULATED DEFICIT, ENDING BALANCE                 $     (500)          $    (1,100)
                                                     ===========          ============

NET EARNINGS PER SHARE

     Basic Earnings Per Share
     Net loss per share                          (Less than .01)

     Basic Weighted Average
     Number of Common Shares Outstanding              100,000

The accompanying notes are an integral part of these financial statements.

                                         F-2

                                 EDMONDS 5, INC.
                          (a development stage company)
                             STATEMENT OF OPERATIONS
                   For the three months ending April 30, 2005

                                                     Three Months
                                                    April 30, 2005

 REVENUE

     Sales                                           $        0
     Cost of sales                                            0

 GROSS PROFIT                                                 0

     GENERAL AND ADMINISTRATIVE EXPENSES                    250

 NET LOSS                                                  (250)
                                                     ===========

The accompanying notes are an integral part of these financial statements.

                                    F-3

                                  EDMONDS 5, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
           From inception (August 19, 2004) through April 30, 2005

                                                         ADDITIONAL   ACCUMULATED
                                SHARES     COMMON STOCK   PAID IN       DEFICIT         TOTAL

Stock issued on acceptance
   Of incorporation expenses
   August 19, 2004              100,000   $       10     $     90    $         0    $      100

Net loss                              -            -            -           (600)         (600)

Total at October 31, 2004       100,000   $       10     $     90    $      (600)   $     (500)

Net loss                              -            -            -           (500)         (500)

Total at April 30, 2005         100,000   $       10    $      90    $    (1,100)   $   (1,000)
                               ========   ===========   ==========   ============   ===========

The accompanying notes are an integral part of these financial statements.

                                       F-4

                                 EDMONDS 5, INC.
                          (a development stage company)
                             STATEMENT OF CASH FLOWS
                  For the six months ended April 30, 2005, and
             from inception (August 19, 2004) through April 30, 2005

                                                                                   From
CASH FLOWS FROM OPERATING ACTIVITIES                       April 30, 2005       Inception

        Net income (loss)                                      $  (500)          $(1,100)
        Compensation in the form of stock                            0               100
        Increases (Decrease) in accrued expenses                   500             1,100

NET CASH PROVIDED OR (USED) IN OPERATIONS                            0                 0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                         0                 0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                         0                 0

CASH RECONCILIATION

        Net increase (decrease) in cash                              0                 0
        Beginning cash balance                                       0                 0

CASH BALANCE AT END OF PERIOD                                  $     0           $     0
                                                               ========          ========

The accompanying notes are an integral part of these financial statements.

                                       F-5

                                 EDMONDS 5, INC.
                          (a development stage company)
                          NOTES TO FINANCIAL STATEMENTS

1. Summary of significant accounting policies:

BASIS OF PRESENTATION:

The accompanying reviewed financial statements are presented in accordance with
U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation
S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended April 30, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

                                       F-8

Item 2. Management's Discussion and Analysis or Plan of Operation

        This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
Securities Act), and Section 21E of the Securities Exchange Act of 1934, as
amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, may, believe, expect, intend, anticipate, estimate or continue or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the Company's limited history of operations, the availability of additional capital necessary to execute the Company's plan of operations, the volatility of the over-the-counter bulletin board market and the effect of such volatility on the value of the marketable securities received by the Company for its services, and changes in the state and federal regulation of securities, as well as the availability of necessary personnel and general economic conditions within the United States.

PLAN OF OPERATION

        We are a development stage entity incorporated in the State of Delaware on
August 19, 2004. Since formation we have sought a merger with a suitable private company. Our present operations consist of maintaining compliance with reporting requirements while we seek a merger with a privately owned corporation. We believe that our public company status will make us attractive to certain acquisition candidates seeking a vehicle to become a publicly traded company but we have not developed any acquisition discipline or criteria to evaluate acquisition opportunities. We are dependent upon our sole shareholder to provide funds for our continued operation. In the event that our shareholder ceases to provide funds for our continued operations we will seek funds from other sources, including the issuance of shares of our common stock. However, it is unlikely that funding from any other source would be available and, in such event, we would undertake to wind up and liquidate.

        We have not had any operating income since inception and have incurred a net loss of $250 for the three months ended April 30, 2005 and a net loss of
$1,100 since inception. Expenses since inception were comprised of costs mainly associated with legal, accounting and office. These conditions raise substantial doubt as to our ability to continue as a going concern.

SUBSEQUENT EVENTS

        Pursuant to the terms of a Stock Purchase Agreement dated May 24, 2005,
TenthGate, Inc., a Nevada corporation, purchased all of the issued and outstanding shares of our common stock from Richard Neussler. TenthGate, Inc. is a private holding company with subsidiaries currently engaged in the manufacture and distribution of medical products.

Item 3. Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities
Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer,
evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report and we made no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

Item 6. Exhibits

         Exhibit                           Description

           2.1          Stock Purchase Agreement dated May 24, 2005 between
                        Tenthgate, Incorporated and the Company (incorporated herein by reference as contained in Form 8-K filed on May 26,
                        2005).

           3.1          Articles of Incorporation of the Company (incorporated
                        herein by reference as contained in Form 10-SB12G, filed on
                        December 1, 2004).

           3.2          Bylaws of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on December 1, 2004).

           31.1*        Certification required by Rule 13a-14(a) by the Chief
                        Executive Officer.

           31.2*        Certification required by Rule 13a-14(a) by the Chief
                        Financial Officer.

           32.1*        Certification required by Rule 13a-14(b).

* Filed herewith

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2005                               Edmonds 5, Inc.
                                                  (Registrant)
                                                  By: /s/ Tim Novak
                                                     (Signature)

                                                  Name: Tim Novak
                                                  Title: President
                                                         Chief Executive Officer
                                                         Chief Financial Officer
                                                         Principal Accounting Officer
                                                         Principal Executive Officer