Form 10QSB
period 2005-07-31
EDMONDS 5 INC.
filed 2005-08-15
CIK 1309056

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended July 31, 2005

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from ____________ to ____________

                          Commission File No. 000-51059

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

As of August 15, 2005, there were 100,000 shares of the registrant's common stock, $.0001 par value per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                 EDMONDS 5, INC.

                         QUARTERLY REPORT ON FORM 10-QSB
                       FOR THE QUARTER ENDED JULY 31, 2005

                              FINANCIAL INFORMATION

Item 1. Financial Statements.

                                 EDMONDS 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                  July 31, 2005
                                   (Unaudited)

ASSETS

Current Assets
     Cash                                                    $      0
     Accounts receivable, net
     Notes receivable
     Marketable securities
     Other
         Total Current Assets                                $      0

     TOTAL ASSETS                                            $      0
                                                             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accrued expenses                                        $    1250

       Total Current Liabilities                             $    1250

TOTAL LIABILITIES                                            $    1250

Stockholders' Equity
     Common stock, $.0001 par value, 100,000,000 shares
         authorized, 100,000 shares issued and outstanding          10
     Additional paid in capital                                     90
     Accumulated deficit                                         (1350)

         TOTAL STOCKHOLDERS' EQUITY                              (1250)

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       0
                                                             =========

The accompanying notes are an integral part of these financial statements.

                                 EDMONDS 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  THREE AND NINE MONTHS ENDED JULY 31, 2005 AND
          PERIOD FROM INCEPTION (August 19, 2004) THROUGH JULY 31, 2005
                                   (Unaudited)

                                                                                      Inception
                                          Three Months          Nine Months           Through
                                          Ended July 31,        Ended July 31,         July 31,
                                              2005                  2005                2005
REVENUES

  Sales                                  $           0              $       0          $    0
  Cost of Sales                                      0                      0               0

GROSS PROFIT                                         0                      0               0

  General and administrative
   Expenses                                        250                    750            1350

NET LOSS

Accumulated deficit, beginning balance               0                      0               0

Accumulated deficit, ending balance      $        (250)             $    (750)         $(1350)
                                         ==============             ==========         =======

NET EARNINGS PER SHARE

Basic earnings per share
Net loss per share                   (Less than .01)

Basic weighted average
Number of common shares
 Outstanding                                100000

The accompanying notes are an integral part of these financial statements.

                                 EDMONDS 5, INC.
                          (a development stage company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
             From inception (August 19, 2004) through July 31, 2005

                                                                COMMON    ADDITIONAL  ACCUMULATED
                                                SHARES          STOCK     PAID IN     DEFICIT       TOTAL

Stock issued on acceptance of
incorporation expenses
    August 19, 2004                            100,000         $   10     $     90     $     0      $    100

Net loss                                             -              -            -        (600)         (600)

Total at October 31, 2004                      100,000         $   10     $     90     $  (600)         (500)

Net Loss                                             -              -            -        (500)         (500)

Total at July 31, 2005                         100,000         $   10     $     90     $(1,350)     $ (1,250)
                                               =======         ======     ========     ========     =========

The accompanying notes are an integral part of these financial statements.

                                 EDMONDS 5, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       NINE MONTHS ENDED JULY 31, 2005 AND
          PERIOD FROM INCEPTION (August 19, 2004) THROUGH JULY 31, 2005
                                   (Unaudited)

                                                 Nine Months         Inception
                                                Ended July 31,     Through July 31,
                                                     2005               2005
CASH FLOWS FROM OPERATING  ACTIVITIES

  Net income (loss)                               $     (750)       $   (1,350)
  Compensation in the form of stock                        0               100
  Increase (Decrease) in accrued expenses                750             1,350

NET CASH PROVIDED OR (USED) IN OPERATIONS                  0                 0

CASH FLOWS FROM INVESTING ACTIVITIES                       0                 0

CASH RECONCILIATION

  Net increase (decrease) in cash                          0                 0
  Beginning cash balance                                   0                 0

CASH BALANCE AT END OF PERIOD                     $        0        $        0
                                                  ===========       ===========

                          NOTES TO FINANCIAL STATEMENTS

Note 1 - BASIS OF PRESENTATION

        The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended July 31, 2005 are not necessarily indicative of results that may be expected for the year ending October 31, 2005. The financial statements are presented on the accrual basis.

Item 2. Management's Discussion and Analysis or Plan of Operation

        This Quarterly Report on Form 10-QSB includes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the
Securities Act), and Section 21E of the Securities Exchange Act of 1934, as
amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, "may," "believe," "expect," "intend,"
"anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.
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

PLAN OF OPERATION

        We are a development stage entity incorporated in the State of Delaware on
August 19, 2004. Since formation we have sought a merger with a suitable private company. Pursuant to the terms of a Stock Purchase Agreement dated May 24, 2005,
TenthGate, Inc., a Nevada corporation, purchased all of the issued and outstanding shares of our common stock from Richard Neussler. TenthGate is a privately held medical holding company with subsidiaries currently engaged in the manufacture and distribution of such products as SutureMate(R)surgical assist device and Ice Batons(R). TenthGate is actively seeking acquisition of additional life changing technologies to add to its portfolio and may enter into a merger with us in the future for the purpose of becoming a reporting corporation. We are dependent upon our sole shareholder to provide funds for our continued operation. In the event that our shareholder ceases to provide funds for our continued operations we will seek funds from other sources, including the issuance of shares of our common stock. However, it is unlikely that funding from any other source would be available and, in such event, we would undertake to wind up and liquidate.

        We have not had any operating income since inception and have incurred a net loss of $250 for the three months ended July 31, 2005. Expenses since inception were comprised of costs mainly associated with legal, accounting and office. These conditions raise substantial doubt as to our ability to continue as a going concern.

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

Date: August 15, 2005                      Edmonds 5, Inc.
                                           (Registrant)

                                           By: /s/ Tim Novak

(Signature)
                                           Name: Tim Novak
                                           Title:   President
                                           Chief Executive Officer
                                           Principal Financial Officer
                                           Principal Accounting Officer
                                           Principal Executive Officer