Form 10QSB
period 2005-10-30
TENTHGATE INC
filed 2005-12-20
CIK 1309056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

[	]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File No. 000-51059

Tenthgate Incorporated

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-2976749 (IRS Employer Identification No.)

44050 Ashburn Plaza, Suite 195 Ashburn, VA 20147 (Address of Principal Executive Offices)

(941) 359-5930 (Issuer’s Telephone Number, Including Area Code)

Edmonds 5, Inc., October 31 (Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No ☒

As of December 20, 2005, there were 12,539,600 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes [ ] No ☒

Item 1. Financial Statements.

TENTHGATE INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	October 31, 2005	July 31, 2005

CURRENT ASSETS:
Cash	$1,668	$9,537
Accounts receivable	4,037	-
Inventories	1,000	1,000
Stock subscription receivable-related party	2,000	15,000
Prepaid expenses and other current assets	10,200	5,000
Total current assets	18,905	30,537

INTANGIBLE ASSET-LICENSING AGREEMENT (net of accumulated amortization of $39,936 and
$31,950 at October 31, 2005 and July 31, 2005, respectively	439,214	447,200

TOTAL	$458,119	$477,737

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued salaries and other liabilities	$77,670	$1,250
Due to related parties	180,000	170,000
Total current liabilities	257,670	171,250

ROYALTIES PAYABLE
(net of current portion and unamortized discount of $410,700 at October 31, 2005 and July 31, 2005)	189,299	189,299
Total liabilities	446,969	360,549

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares
authorized; 12,540,000 and 12,200,000 shares issued and outstanding at October 31, 2005 and July 31, 2005 respectively.	12,540	12,200
Additional paid-in capital	1,276,490	1,106,830
Deficit accumulated during the development stage	(1,277,880)	(1,001,842)
Total stockholders’ equity	11,150	117,188

TOTAL	$458,119	$477,737

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Inception Through
	October 31, 2005	October 31, 2004	October 31, 2005

REVENUES	$4,037	$-	$32,702

COSTS OF REVENUES	2,730	-	17,480

GROSS PROFIT	1,307	-	15,222

OTHER OPERATING EXPENSES:
Officer compensation and benefits	75,000	-	192,000
Stock based consulting	170,000	-	861,500
Professional fees	19,039	41,250	132,334
Amortization	7,986	-	39,936
Other	5,228	-	24,061
Total other operating expenses	277,253	41,250	1,249,831

LOSS FROM OPERATIONS	(275,946)	(41,250)	(1,234,609)

INTEREST EXPENSE	92	-	43,271

NET LOSS	$(276,038)	$(41,250)	$(1,277,880)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(41.25)

Weighted average number of shares outstanding -
Basic and diluted	12,540,000	1,000

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months End	Inception Through
	October 31, 2005	October 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(276,038)	$(1,277,880)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Amortization of intangible asset	7,986	39,936
Non-cash interest expense	-	43,271
Stock based compensation	170,000	861,500
Changes in assets and liabilities, net:
Accounts receivable	(4,037)
Stock subscription receivable-related party	13,000	13,000
Prepaid expenses	(5,200)	(10,200)
Inventories	-	-
Accrued salaries and other liabilities	86,420	257,670
NET CASH USED IN OPERATING ACTIVITIES	(7,869)	(72,703)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	78,500
CASH PROVIDED BY FINANCING ACTIVITIES	-	78,500

NET (DECREASE) INCREASE IN CASH	(7,869)	5,797

CASH, BEGINNING OF PERIOD	9,537	-

CASH, END OF PERIOD	$1,668	$5,797

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ended October 31, 2005 are not necessarily indicative of results that may be expected for the year ending July 31, 2006. The financial statements are presented on the accrual basis.

NOTE 2 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficit of approximately $238,765 as of October 31, 2005 and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. We continue to experience some success generating operating revenues; however, we do not expect our revenue stream to be sufficient to cover costs of operations in the immediate future. Our plans include the completion of an equity round of capital of up to $1,000,000 (see Note 3) in the next year. Cash commitments and expenditures will be kept to a minimum until such time as an appropriate amount of capital can secured. However there is no assurance that we will secure any amount of equity capital and/or generate enough revenues to meet our cash requirements. These factors, among others, indicate that we may be unable to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3– SUBSEQUENT EVENTS

We opened a private placement offering for $1,000,000 November 1, 2005. We are offering a maximum of 2,000,000 Units for $0.50 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.75 within one year of the date the Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis. Since there is no required minimum amount that must be raised, funds received from all subscribers will be released to us upon acceptance of the subscriptions.

These securities are being offered in reliance upon an exemption from registration under the Securities Act, which exemption depends upon the existence of certain facts, including but not limited to the requirements that the securities are not being offered through general advertising or general solicitation, advertisements or communications in newspapers, magazines or other media, or broadcasts on radio or television, and that the private placement memorandum will be treated as confidential by the persons to whom it is delivered.

No proceeds have been received under this arrangement through the date of the report of our Independent Registered Public Accounting Firm.

Item 2. Management’s Discussion and Analysis or Plan of Operation

This Quarterly Report on Form 10-QSB includes “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as, “may,” “believe,” “expect,” “intend,” “anticipate,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements include, but are not limited to, the Company’s limited history of operations, the availability of additional capital necessary to execute the Company’s plan of operations, the volatility of the over-the-counter bulletin board market, changes in the state and federal regulation of medical products, the availability of necessary personnel, and general economic conditions within the United States.

Background

TenthGate Incorporated (formerly known as Edmonds 5, Inc.) was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Prior to August 18, 2005, we had been in the developmental stage since inception and had no operations other than issuing shares to our original shareholder.

On August 18, 2005, pursuant to a Plan of Merger between TenthGate, Inc. (“Original TenthGate”), a private Nevada corporation, and us (the “Agreement”), Original TenthGate was merged into us. For accounting purposes, we are treated as the successor to Original TenthGate. Pursuant to the Agreement, each share of outstanding common stock of Original TenthGate was converted into and exchanged for one share of our common stock, par value $0.001 per share. Immediately following the effective date of the merger, we changed our name to “TenthGate Incorporated.” This merger was approved by the unanimous consent of our Board of Directors on August 16, 2005. All required notifications and filings have been made in the States of Nevada and Delaware related to the merger. Verification of the official name change to TenthGate Incorporated has been provided to us by the State of Delaware.

Original TenthGate was a medical holding company focused on the acquisition and development of healthcare technologies. The range of technologies Original TenthGate sought included biotech/life sciences, diagnostic and unique medical devices. Formed on March 31, 2003, Original TenthGate owned two intellectual properties at the time of merger and had identified several specific technologies for acquisition. We may continue to pursue the negotiations with the previously-identified acquisition opportunities.

We are operating in an environment rich in opportunity. Sparked by unparalleled advancements in technology over the last two decades, the healthcare industry has enjoyed an explosion of development and innovation. Increases in computing power and modeling, diagnostics, miniaturization capabilities, genetics and biomedicine, as well as a public policy emphasis on both quality and cost-effective care, have resulted in an unprecedented number of life-changing technologies being pursued and developed. These are innovations that can literally reshape the boundaries of healthcare.

The pipeline for this innovation has outpaced the system’s ability to properly fund, manage and commercialize all the exciting and promising opportunities that are available. High potential opportunities are searching for the guidance and resources to promote and realize their potential. This is the niche that we fill – an aggressive, disciplined and focused medical holding company primed to identify life-changing technologies within the healthcare market segment. These emerging technologies will benefit from our leadership and resources while enhancing the overall healthcare and wellness landscape.

We have formed a strategic relationship with UTEK Corporation (“UTEK”) to identify and acquire life changing technologies. UTEK is a business development company (“BDC”) located in South Central Florida that identifies technology transfer opportunities for us to evaluate under a defined profile for our acquisitions which meet our specific strategic needs. UTEK offers us a full-time professional team seeking specific life-changing technologies on our behalf from some of the premier learning and research institutions world-wide. This level of professional IP search support should serve to accelerate and complement the attainment of our initial 12-month IP acquisition targets. Once acceptable targeted technologies have been identified by UTEK specifically for us, UTEK facilitates the acquisition of a license to use or ownership of the technology by negotiating directly with the owners. We then acquire the license or ownership from UTEK using our restricted common stock as consideration.

A 12-month strategic agreement between UTEK Corporation and us was established August 26, 2005, for which 240,000 restricted shares of our common stock were issued as consideration, valued by UTEK at $120,000 or $0.50/share. These shares vest at 20,000/month and the agreement can be cancelled by us by providing a 90-day notice of such, thus prompting the return of all unearned shares to the company. UTEK has been issued a total of 480,000 shares of our common stock of which 240,000 shares were previously issued in consideration for a 12-month technology agreement with the Original TenthGate and UTEK during the period, August 2004 to August 2005. Those shares have since been exchanged as part of the merger agreement for our shares.

We apply various valuation methodologies to help determine the potential return on investment for targeted acquisitions as well as feasibility for product/service development. We have engaged Dr. Kenneth E. Lehrer of Houston, Texas for an initial 12-month period starting August 25, 2005, to provide Financial Consulting Services in support of the Company’s mission as a medical technology holding company. Consideration paid to Dr. Lehrer for this service was 100,000 restricted shares of our common stock and a one-time administrative fee of $2,500. Dr. Lehrer is an Economist who holds four degrees from New York University which include; Bachelor of Science (Finance), Master of Business Administration (Banking), Master of Arts (Economics and a Doctorate in Urban Economics). His firm, Lehrer Financial and Economic Advisory Services, formed in 1982, will focus on our strategic business development, market feasibility analysis and intellectual property valuations which will support the Company’s management. Dr. Lehrer is a member of numerous professional organizations including the National Association of Business Economists, American Academy of Economic and Financial Experts and American Law and Economists Association. He served as an Adjunct Professor of Finance at the University of Houston, Graduate School of Business Administration for approximately 20 years.

We presently own or have the rights to two technologies.

SutureMate® Suture Assist Device

We are currently producing and selling the SutureMate® Suture Assist Device, which is a disposable surgical tool that occupies a unique niche in the OSHA-mandated needle stick prevention area.

Ice Baton® Pain Relief Products

We have acquired the worldwide exclusive rights to manufacture and sell the Ice Baton® Pain Relief Products, an innovative, natural ice treatment for hemorrhoids that avoids the possible complications and patient limitations associated with existing chemical topical ointment treatments

Comparison of the Three Months Ended October 31, 2005 with the Three Months Ended October 31, 2004.

We had revenues of $4,037 and cost of goods sold of $2,730 during the three months ended October 31, 2005 compared to no revenues during this same period ending October 31, 2004. Revenue in the amount of $28,665 and cost of goods sold in the amount of $14,750 since inception resulted from the sale of SutureMate® Suture Assist Devices.

Operating expenses of $ 277,253 for the three months ended October 31, 2005 consisted of accruals of officer compensation in the amount of $75,000, stock-based compensation in the amount of $170,000, professional fees in the amount of $19,039, and amortization and other expenses of $13,214. Most of the fees and expenses during the three months ended October 31, 2005 related to the merger of the company with TenthGate, Inc., a Nevada corporation. Operating expenses of $41,250 for the three months ended October 31, 2004 consisted of professional fees in the amount of $41,250. Most of the fees and expenses during the three months ended October 31, 2004 related to legal and accounting services as well as acquisition of technologies activities by our predecessor.

Net loss from operations is a result of the nominal revenues during the three months ended October 31, 2005 and the absence of revenue during the three months ended October 31, 2004.

Liquidity and Capital Resources.

During this reporting period the majority our cash resources have been directed toward professional fees and services required to complete the merger transaction and maintain required compliance reporting. Cash requirements were funded with cash reserves available at the beginning of the period. Although the two company employees have accrued salaries, no payments have been as of the date of this filing. It is anticipated that employment agreements will be honored upon receipt of appropriate funding. At this time company operations are being conducted in the personal residences of the two principal officers at no cost to the company.

We currently require cash in the amount of approximately $5,000 per month to fund continuing operations, excluding employment agreements and professional fees. This requirement is projected to increase to approximately $75,000 per month beginning January 1, 2006 if company operations are ramped up, key employees are hired and our physical plant is established.

We commenced a private placement for $1,000,000 on November 1, 2005. We are offering a maximum of 2,000,000 Units for $0.50 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.75 within one year of the date the Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis. Since there is no required minimum amount that must be raised, funds received from all subscribers will be released to us upon acceptance of the subscriptions. No proceeds have been received under this arrangement through the date of this report.

We presently have cash reserves in the amount of $1,668. Continued operations will be contingent on sufficient capital resources being raised by the company. It is essential that a minimum of $500,000 be secured by the company by the end our second reporting period or January 31, 2006. The company cannot rely on revenues associated with existing products as they have not been fully developed and required additional research and development investment to commercialize.

Item 3. Controls and Procedures.

A)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005. This evaluation was carried out under the supervision and with the participation of our management, including our principal (chief) executive officer and principal (chief) financial officer. Based upon the evaluation, our principal (chief) executive officer and principal (chief) financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

Through the merger with Edmonds 5, Inc. we became a public company in August 2005. We have hired outside consultants and professionals to assist us with our SEC reporting requirements, however we continue to evaluate our needs as they relate to accounting and disclosure controls and procedures and plan to implement new disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

(B)	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended October 31, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

The following securities were issued to independent contractors for services rendered during the most recent fiscal year. These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 Securities Act because of the limited number of persons involved in each transaction, the separate negotiation of each transaction with the purchaser of the securities, the absence of any public solicitation or advertising, and the restriction on such securities from resale.

Independent Contractor	Number of Shares	Date	Consideration

Lehrer Economic and Financial Services	100,000	09/30/2005	Economic and valuation services

UTEK Corporation	240,000	08/18/2005	Acquisition consulting services

Item 6. Exhibits

Exhibit	Description

2.1	Stock Purchase Agreement dated May 24, 2005 between Richard Neussler and TenthGate, Inc. (incorporated herein by reference as contained in Form 8-K filed on May 26, 2005).

2.2	Plan of Merger dated August 18, 2005 between TenthGate, Inc. and Edmonds 5, Inc. (incorporated herein by reference as contained in Form 10-QSB filed on August 19, 2005).

3.1	Articles of Incorporation of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on December 1, 2004).

3.2	Bylaws of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on December 1, 2004).

10.1*	Strategic Alliance Agreement dated August 26, 2005 between UTEK Corporation and the Company.

10.2*	Engagement Agreement dated August 25, 2005 between Lehrer Economic and Financial Services and the Company.

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer.

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer.

32.1*	Certification required by Rule 13a-14(b).

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2005	Tenthgate Incorporated
(Registrant)

By:	/s/ Tim Novak
(Signature)

Name: Tim Novak

Title:	President

Chief Executive Officer

Principal Financial Officer

Principal Accounting Officer

Principal Executive Officer