Form 10QSB/A
period 2005-10-30
TENTHGATE INC
filed 2005-12-30
CIK 1309056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Amendment 1

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

As of December 30, 2005, there were 12,539,600 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes [ ] No ☒

TENTHGATE INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Item 1. Financial Statements.

TENTHGATE INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	October 31, 2005	July 31, 2005

CURRENT ASSETS:
Cash	$1,668	$9,537
Accounts receivable	4,037	-
Inventories	1,000	1,000
Stock subscription receivable-related party	2,000	15,000
Prepaid expenses and other current assets	10,200	5,000
Total current assets	18,905	30,537

INTANGIBLE ASSET-LICENSING AGREEMENT (net of accumulated amortization of $39,936 and $31,950 at October 31, 2005 and July 31, 2005, respectively

	439,214	447,200

TOTAL	$458,119	$477,737

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued liabilities	$2,670	$1,250
Royalties payable	10,000	-
Due to related parties	255,000	170,000
Total current liabilities	267,670	171,250

ROYALTIES PAYABLE (net of current portion and unamortized discount of $406,020 and $410,700 at October 31, 2005 and July 31, 2005 respectively)
	183,979	189,299
Total liabilities	451,649	360,549

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares
authorized; 12,539,600 and 12,199,600 shares issued and outstanding at October 31, 2005 and July 31, 2005 respectively.	12,540	12,200
Additional paid-in capital	1,276,490	1,106,830
Deferred stock compensation	(141,667)	-
Deficit accumulated during the development stage	(1,140,893)	(1,001,842)
Total stockholders’ equity	6,470	117,188

TOTAL	$458,119	$477,737

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended	Three Months Ended	Inception Through
	October 31, 2005	October 31, 2004	October 31, 2005

REVENUES	$4,037	$-	$32,702

COSTS OF REVENUES	2,730	-	17,480

GROSS PROFIT	1,307	-	15,222

OTHER OPERATING EXPENSES:
Officer compensation and benefits	75,000	30,000	192,000
Stock based consulting	28,333	30,000	719,833
Professional fees	19,039	11,250	132,334
Amortization	7,986	7,986	39,936
Other	5,228	-	24,061
Total other operating expenses	135,586	79,236	1,108,164

LOSS FROM OPERATIONS	(134,279)	(79,236)	(1,092,942)

INTEREST EXPENSE	4,772	8,437	47,951

NET LOSS	$(139,051)	$(87,673)	$(1,140,893)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.40)

Weighted average number of shares outstanding - Basic and diluted	12,449,800	227,700

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months End	Three Months End	Inception Through
	October 31, 2005	October 31, 2004	October 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(139,051)	$(87,673)	$(1,140,893)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible asset	7,986	7,986	39,936
Non-cash interest expense	4,680	8,437	47,859
Stock based compensation	28,333	30,000	719,833
Changes in assets and liabilities, net:
Accounts receivable	(4,037)	-	(4,037)
Prepaid expenses	(5,200)	-	(10,200)
Liabilities	86,420	30,000	257,670
NET CASH USED IN OPERATING ACTIVITIES	(20,869)	11,250	(89,832)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sales of common stock	13,000	11,250	91,500
CASH PROVIDED BY FINANCING ACTIVITIES	13,000	-	91,500

NET (DECREASE) INCREASE IN CASH	(7,869)	-	1,668

CASH, BEGINNING OF PERIOD	9,537	-	-

CASH, END OF PERIOD	$1,668	$-	$1,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock subscription advances issued for common stock subscribed	$-	$-	$10,000
Related party notes payable exchanged for equity securities	$-	$-	$324,300
Assets acquired through assumption of liabilities and conveyance of equity securities	$-	$479,150	$479,150
Common stock issued for related party notes payable	$-	$-	$324,300
Accrued interest payable forgiven and included in additional paid-in capital	$-	$-	$9,729

The accompanying notes are an integral part of these financial statements.

TENTHGATE, INC. AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TenthGate, Inc. (“Tenthgate” or the “Company”) was initially incorporated under the laws of the state of Nevada as Power 3 Medical, Inc. in March 2003. The Company is a medical holding company that is strategically positioned to acquire, create and implement specialty healthcare, bio-tech products and service solutions designed to enhance effectiveness, viability and well being. To date, the Company has been primarily engaged in the business of manufacturing and distributing a medical device know as SutureMate®, which is currently selling commercially at small levels and provides a unique niche in the needle stick prevention area. As discussed below, through one of its subsidiaries, the Company has also acquired the worldwide exclusive rights to a product known as the Ice Baton®. The Ice Baton provides an innovative, natural ice treatment of hemorrhoids, which avoids the possible complications associated with chemical topical ointment treatments. Ice Baton has been approved by the Food and Drug Administration, has received approval in Europe, and is selling commercially at minimum levels in England. TenthGate is actively seeking acquisition of additional life changing technologies to add to its portfolio.

Merger

On August 18, 2005, TenthGate was merged into Edmonds 5, one of the Company’s wholly owned subsidiaries. Each share of common stock outstanding of TenthGate (12,199,600 shares) was converted into and exchanged for one share of Edmonds common stock. On September 1, 2005, the name of the company was changed to TenthGate Incorporated (a Delaware company).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (collectively “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of July 31, 2005 and for various periods ended July 31, 2005 and 2004 included in our Form 8-K/A filed December 15, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies as well as estimating the useful lives and recoverability of long-lived assets. The markets for our products are characterized by intense competition, evolving standards and price competition, all of which could impact the future recoverability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

NOTE 2 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficit of approximately $249,000 as of October 31, 2005 and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Because we do not expect our operating revenues to be sufficient to cover costs of operations in the immediate future, we will require equity and/or debt financing to implement our business plan. Our plans include the completion of an equity round of capital of up to $1,000,000 (see Note 5) in the next year. Cash commitments and expenditures will be kept to a minimum until such time as an appropriate amount of capital can be secured. However there is no assurance that we will secure any amount of equity capital and/or generate enough revenues to meet our cash requirements. These factors, among others, indicate that we may be unable to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK BASED COMPENSATION

A 12-month strategic agreement between UTEK Corporation and us was established August 26, 2005, for which 240,000 restricted shares of our common stock were issued as consideration, valued by UTEK at $120,000 or $0.50/share. These shares vest at 20,000/month and the agreement can be cancelled by us by providing a 90-day notice of such, thus prompting the return of all unearned shares to us. At the time the agreement was entered we recorded deferred stock based compensation of $120,000, which amount is being amortized to stock based compensation expense on a straight line basis over the term of the consulting agreement. We recognized $20,000 of stock based compensation under this arrangement during the quarter ended October 31, 2005.

UTEK has been issued a total of 480,000 shares of our common stock of which 240,000 shares were previously issued in consideration for a 12-month technology agreement with the Original TenthGate and UTEK during the period, August 2004 to August 2005. Those shares have since been exchanged as part of the merger agreement for our shares.

In addition, during the quarter ended October 31, 2005, we engaged Lehrer Financial and Economic Advisory Services to provide financial and valuation consulting services to us. Consideration paid to Dr. Lehrer for services to be provided over a period of one year was 100,000 restricted shares of our common stock and a one-time administrative fee of $2,500. At the time the agreement was entered we recorded deferred stock based compensation of $50,000, which amount is being amortized to stock based compensation expense on a straight line basis over the term of the consulting agreement. We recognized $8,333 of stock based compensation under this arrangement during the quarter ended October 31, 2005.

NOTE 4 – RELATED PARTY TRANSACTIONS

Due to Related Parties in the accompanying consolidated balance sheet arises from amounts due to our officers for compensation since our inception.

NOTE 5– SUBSEQUENT EVENTS

We opened a private placement offering for $1,000,000 November 1, 2005. We are offering a maximum of 2,000,000 Units for $0.50 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.75 within one year of the date the Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors on a best efforts basis. Since there is no required minimum amount that must be raised, funds received from all subscribers will be released to us upon acceptance of the subscriptions.

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

No proceeds have been received under this arrangement through the filing date of this 10-Qsb.

End of financial statements.

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

Background

TenthGate Incorporated (formerly known as Edmonds 5, Inc.) was incorporated on August 19, 2004 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception and have had minimal operations.

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

We had revenues of $4,037 and cost of goods sold of $2,730 during the three months ended October 31, 2005 compared to no revenues during this same period ending October 31, 2004. Revenue in the amount of $32,702 and cost of goods sold in the amount of $17,480 since inception resulted from the sale of SutureMate® Suture Assist Devices.

Operating expenses of $ 135,586 for the three months ended October 31, 2005 consisted of accruals of officer compensation in the amount of $75,000, stock-based compensation in the amount of $28,333, professional fees in the amount of $19,039, and amortization and other expenses of $13,214. Most of the fees and expenses during the three months ended October 31, 2005 related to the merger of the company with TenthGate, Inc., a Nevada corporation. Operating expenses of $79,236 for the three months ended October 31, 2004 consisted of officer compensation and professional fees in the amount of $41,250, stock-based compensation of $30,000, and amortization of $7,986. Most of the professional fees and expenses during the three months ended October 31, 2004 related to legal and accounting services.

Net loss from operations is a result of the nominal revenues during the three months ended October 31, 2005 and the absence of revenue during the three months ended October 31, 2004.

Liquidity and Capital Resources.

During this reporting period the majority our cash resources have been directed toward professional fees and services required to complete the merger transaction and maintain required compliance reporting. Cash requirements were funded with proceeds from sales of our common stock. Although the two company employees have accrued salaries, no payments have been as of the date of this filing. It is anticipated that employment agreements will be honored upon receipt of appropriate funding. At this time company operations are being conducted in the personal residences of the two principal officers at no cost to the company.

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

We presently have cash reserves in the amount of $1,668, and as such do not currently have the cash on hand to meet our anticipated operating commitments for the next twelve months. Continued operations will be contingent on sufficient capital resources being raised by the company. It is essential that a minimum of $500,000 be secured by the company by the end of our second reporting period or January 31, 2006. The company cannot rely on revenues associated with existing products as they have not been fully developed and required additional research and development investment to commercialize.

Item 3. Controls and Procedures.

A)	Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management and our board of directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(B)	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s first fiscal quarter ended October 31, 2005, the Company’s Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	-	None

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

Independent Contractor	Number of Shares	Date	Consideration

Lehrer Economic and Financial Services	100,000	09/30/2005	Economic and valuation services

UTEK Corporation	240,000	08/18/2005	Acquisition consulting services

Item 3.	Defaults Upon Senior Securities	-	None

Item 4.	Submission of Matters to a Vote of Securities Holders	-	None

Item 5.	Other Information	-	None

Item 6. Exhibits

Exhibit	Description

2.1	Stock Purchase Agreement dated May 24, 2005 between Richard Neussler and TenthGate, Inc. (incorporated herein by reference as contained in Form 8-K filed on May 26, 2005).

2.2	Plan of Merger dated August 18, 2005 between TenthGate, Inc. and Edmonds 5, Inc. (incorporated herein by reference as contained in Form 10-QSB filed on August 19, 2005).

3.1	Articles of Incorporation of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on December 1, 2004).

3.2	Bylaws of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on December 1, 2004).

10.1*	Strategic Alliance Agreement dated August 26, 2005 between UTEK Corporation and the Company.

10.2*	Engagement Agreement dated August 25, 2005 between Lehrer Economic and Financial Services and the Company.

31.1	Certification required by Rule 13a-14(a) by the Chief Executive Officer.

31.2	Certification required by Rule 13a-14(a) by the Chief Financial Officer.

32.1	Certification required by Rule 13a-14(b).

* Filed as part of the original 10QSB filed with the SEC on December 20, 2005.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2005	Tenthgate Incorporated
(Registrant)

By:	/s/ Tim Novak
(Signature)

Name:	Tim Novak
Title:	President

Chief Executive Officer

Principal Financial Officer
Principal Accounting Officer

Principal Executive Officer