Form 10QSB
period 2006-01-31
TENTHGATE INC
filed 2006-02-10
CIK 1309056

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended January 31, 2006

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
(State or Other Jurisdiction of                       (IRS Employer
 Incorporation or Organization)                     Identification No.)

                            1900 Campus Commons Drive
                                    Suite 100
                                Reston, VA 20191
                    (Address of Principal Executive Offices)

                                 (703) 766-6556
                (Issuer's Telephone Number, Including Area Code)

                         44050 Ashburn Plaza, Suite 195
                                Ashburn, VA 20147
                                 (941) 359-5930
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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of January 31, 2006, there were 12,639,600 outstanding shares of the registrant's common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                             TENTHGATE INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                       Page

Item 1. Consolidated Financial Statements (unaudited)

    Consolidated Balance Sheet as of January 31, 2006                  3

    Consolidated Statements of Operations for the three and
    six months ended January 31, 2006 and 2005 and the
    period from inception until January 31, 2006                       4

    Consolidated Statements of Cash Flows for the three and
    six months ended January 31, 2006 and 2005 and the
    period from inception until January 31, 2006                       5

    Condensed Notes to Consolidated Financial Statements               6

Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                           10

Item 3. Controls and Procedures                                        12

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                              13

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds     13

Item 3. Defaults Upon Senior Securities                                13

Item 4. Submission of Matters to a Vote of Securities Holders          13

Item 5. Other Information                                              13

Item 6. Exhibits                                                       13

Signatures                                                             14

                   Item 1. Consolidated Financial Statements.

                             TENTHGATE INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
________________________________________________________________________________

                                                              January 31,
ASSETS                                                           2006

CURRENT ASSETS:
Cash                                                          $   14,798
Inventories                                                        1,000
Stock subscription receivable-related party                        2,000
Prepaid expenses and other current assets                          8,961
      Total current assets                                        26,759

INTANGIBLE ASSET-LICENSING AGREEMENT (net of
   accumulated amortization of $47,916)                          431,234

TOTAL                                                         $  457,993
                                                              ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued liabilities                                           $   16,898
Royalties payable                                                 20,000
Due to related parties                                           380,000
       Total current liabilities                                 416,898

ROYALTIES PAYABLE (net of current portion and
     unamortized discount of $401,340)                           178,660
       Total liabilities                                         595,558

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares
    authorized; -0- shares issued and outstanding                      -
Common stock, $0.001 par value, 150,000,000 shares
    authorized; 12,639,600 shares issued and outstanding          12,640
Additional paid-in capital                                     1,326,390
Deferred stock compensation                                      (99,167)
Deficit accumulated during the development stage              (1,377,428)
      Total stockholders' deficit                               (137,565)

TOTAL                                                         $  457,993
                                                              ===========

________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                             TENTHGATE INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
_____________________________________________________________________________________________________

                                            Three         Six        Three         Six
                                           Months      Months       Months       Months     Inception
                                            Ended       Ended        Ended        Ended       Through
                                          January     January      January      January    January 31,
                                         31, 2006    31, 2006     31, 2005     31, 2005          2006

REVENUE                                $        0  $    4,037   $   10,924   $   10,924   $    32,702

COST OF REVENUE                                 0       2,730            0            0        17,480

GROSS PROFIT                                    0       1,307       10,924       10,924        15,222

OTHER OPERATING EXPENSES:
Officer compensation and benefits          89,625     164,625       30,000       60,000       371,625
Stock based consulting                     92,500     120,833       30,000       60,000       812,333
Professional fees                          39,933      61,471        4,545       15,795       100,716
Amortization                                7,980      15,966        7,988       15,975        47,916
Other                                       1,462       4,191       11,167       11,167         7,073
     Total other operating expenses       231,500     367,086       83,700      162,937     1,339,663

LOSS FROM OPERATIONS                     (231,500)   (365,779)     (72,776)    (152,013)   (1,324,441)

INTEREST EXPENSE                            5,036       9,808        8,363       16,725        52,987

NET LOSS                               $ (236,536) $ (375,587)  $  (81,139)  $ (168,738)  $(1,377,428)
                                       =========== ===========  ===========  ===========  ============

NET LOSS PER SHARE:
Basic and diluted                      $     (.02) $     (.03)  $     (.34)  $     (.74)
                                       =========== ===========  ===========  ===========

Weighted average number of shares
   outstanding -  Basic and diluted    12,540,700  12,495,300      241,000      229,300
                                       =========== ===========  ===========  ===========
_____________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                             TENTHGATE INCORPORATED
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
__________________________________________________________________________________________________________________________

                                                        Three           Six          Three          Six       Inception
                                                     Months Ended   Months Ended  Months Ended  Months Ended   through
                                                      January 31,    January 31,   January 31,   January 31,  January 31,
                                                         2006           2006          2005          2005          2006

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (236,536)    $ (375,587)   $  (81,139)   $ (168,738)   $(1,377,428)                                                                                $
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
     Amortization of intangible asset                     7,980         15,966         7,987        15,975         47,916
     Non-cash interest expense                            4,680          9,360         8,363        16,725         52,539
     Stock based consulting                              92,500        120,833        30,000        60,000        812,333
   Changes in assets and liabilities, net:
     Accounts receivable                                  4,037              0             0             0              0
     Prepaid expenses, Inventory                          1,241         (3,959)        2,045        (2,706)        (9,960)
     Liabilities                                        139,228        225,648        30,000        60,000        396,898
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      13,130         (7,739)       (2,744)      (18,744)       (77,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sales of common stock                       0         13,000             0        21,000         92,500

NET INCREASE (DECREASE) IN CASH                          13,130          5,261        (2,744)        2,256         14,798

CASH, BEGINNING OF PERIOD                                 1,668          9,537         5,000             0              0

CASH, END OF PERIOD                                  $   14,798     $   14,798    $    2,256    $    2,256    $    14,798
                                                     ===========    ===========   ===========   ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                     $        0     $        0    $        0    $        0    $         0
                                                     ===========    ===========   ===========   ===========   ============
   Income taxes paid                                 $        0     $        0    $        0    $        0    $         0
                                                     ===========    ===========   ===========   ===========   ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock subscription advances issued for common                                                                                                                                                                                  $
stock
   subscribed                                        $        0     $        0    $        0    $        0    $    10,000
                                                     ===========    ===========   ===========   ===========   ============
Related party notes payable exchanged for equity     $        0     $        0    $        0    $        0    $   324,300
                                                     ===========    ===========   ===========   ===========   ============

Assets acquired through assumption of liabilities
and conveyance of equity securities                  $        0     $        0    $        0    $  479,150    $   479,150
                                                     ===========    ===========   ===========   ===========   ============
Common stock issued for related party notes payable  $        0     $        0    $        0    $        0    $   324,300
                                                     ===========    ===========   ===========   ===========   ============

Accrued interest payable forgiven and included in
additional paid-in capital                           $        0     $        0    $        0    $        0    $     9,729
                                                     ===========    ===========   ===========   ===========   ============
__________________________________________________________________________________________________________________________

The accompanying notes are an integral part of these financial statements.

                     TENTHGATE INCORPORATED AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
________________________________________________________________________________

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TenthGate Incorporated ("TenthGate" or the "Company") is incorporated under the laws of the state of Delaware. The Company is a medical holding company that is strategically positioned to acquire, create and implement specialty healthcare, bio-tech products and service solutions designed to enhance effectiveness, viability and well being. TenthGate is actively seeking acquisition of life changing technologies to add to its portfolio.

Name Change of Subsidiary

On December 14, 2005, Atlantic Development Group, Inc., a wholly owned subsidiary of TenthGate Incorporated under the laws of the state of Virginia, changed its name to Atlantic Innovations Group, Inc. No changes were made to the formation of the corporation, and the federal identification number remains the same.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the
Company and its wholly owned subsidiaries (collectively "we", "us", "our"). All significant inter-company accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements are presented in accordance with U.S.
generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B.
Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006.
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

Fair Value of Financial Instruments

We believe the book values of our current assets and liabilities approximate their fair values due to their short-term nature. We also believe the book value of our royalty payable approximates its fair value as the interest rate used to discount the liability approximates what we believe is a market rate for liabilities having similar risk exposure.

Reclassifications

During the three months ended January 31, 2006, we determined that certain amounts included in previously reported consolidated statements of operations should be reclassified in order to more accurately reflect financial information and period over period comparisons. While none of the reclassifications resulted in any changes to our previously reported net losses, certain amounts included in the "Inception through January 31, 2006" amounts in the accompanying consolidated statements of operations will not reflect the total of the amounts included in the previous filing and current period results of operations as a result of these reclassifications.

NOTE 2 - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and on a cumulative basis have experienced negative cash flows from operations. In addition, we have a working capital deficit of approximately
$390,000 as of January 31, 2006 and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Because we do not expect our operating revenues to be sufficient to cover costs of operations in the immediate future, we will require equity and/or debt financing to implement our business plan. Our plans include the completion of an equity round of capital of up to $1,000,000 (see
Note 5) in the next year. Cash commitments and expenditures will be kept to a minimum until such time as an appropriate amount of capital can be secured.
However there is no assurance that we will secure any amount of equity capital and/or generate enough revenues to meet our cash requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK BASED COMPENSATION

A 12-month strategic agreement between UTEK Corporation ("UTEK") and us was established August 26, 2005, for which 240,000 restricted shares of our common stock were issued as consideration, valued by UTEK at $120,000 or $0.50 per share. These shares vest at 20,000 a month and the agreement can be cancelled by us by providing a 90-day notice of such, thus prompting the return of all unearned shares to us. At the time the agreement was entered we recorded deferred stock compensation of $120,000, which amount is being amortized to stock based consulting expense on a straight line basis over the term of the consulting agreement. We recognized $30,000 of stock based consulting expense under this arrangement during the quarter ended January 31, 2006.

In addition, UTEK was issued 240,000 shares of our common stock during the quarter ended October 31, 2004 as consideration for services rendered under a technology agreement between August 2004 and August 2005. We recognized approximately $30,000 and $60,000 of stock based compensation under this arrangement during the three and six months ended January 31, 2005, respectively.

During the quarter ended October 31, 2005, we engaged Lehrer Financial and
Economic Advisory Services to provide financial and valuation consulting services to us. Consideration paid to Dr. Lehrer for services to be provided over a period of one year was 100,000 restricted shares of our common stock valued at $.50 per share and a one-time administrative fee of $2,500. At the time the agreement was entered, we recorded deferred stock compensation of
$50,000, which amount is being amortized to stock based consulting expense on a straight line basis over the term of the consulting agreement. We recognized
$12,500 of stock based consulting expense under this arrangement during the quarter ended January 31, 2006.

During the three months ended January 31, 2006, we engaged Christopher Novak dba
The Summit Team to provide professional search and placement services for a
Chief Financial Officer (see Note 7) and members of the Board of Directors. On
January 31, 2006, consideration was paid to Mr. Novak for the services provided in the amount of 100,000 restricted shares of our common stock valued at $.50 per share. We recognized $50,000 of stock based consulting expense under this arrangement during the quarter ended January 31, 2006. Mr. Novak is the brother of Tim Novak, our President.

NOTE 4 - OTHER RELATED PARTY TRANSACTIONS

Due to Related Parties in the accompanying consolidated balance sheet arises from amounts due to our officers for compensation since our inception, and short-term loans from our President. Included in these loans is a $50,000 loan from our President received on January 17, 2006. The note accrues interest at 8%
and is due on July 17, 2006. There is no penalty for pre-payment of this note.

NOTE 5 - PRIVATE PLACEMENT MEMORANDUM

We opened a private placement offering for $1,000,000 on November 1, 2005. We are offering a maximum of 2,000,000 Units for $0.50 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.75 within one year of the date the Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors on a best efforts basis. Since there is no required minimum amount that must be raised, funds received from all subscribers will be released to us upon acceptance of the subscriptions.

These securities are being offered in reliance upon an exemption from registration under the Securities Act, which exemption depends upon the existence of certain facts, including, but not limited to, the requirements that the securities are not being offered through general advertising or general solicitation, advertisements or communications in newspapers, magazines or other media, or broadcasts on radio or television, and that the private placement memorandum will be treated as confidential by the persons to whom it is delivered.

We have accepted proceeds of $0 under this arrangement through the filing date of this 10-QSB.

NOTE 6 - COMMITMENTS

Through January 31, 2006, we operated out of our officers' homes at no cost to
us. No amounts have been ascribed to the value of this rent in the accompanying consolidated statements of operations because of insignificance. In January
2006, we entered a six month operating lease agreement for our facility, a twelve month operating lease agreement for reception services, and a month-to-month operating lease agreement for a storage facility for inventory and business records. Accordingly, as of February 1, 2006 our operations are no longer housed at the officers' homes and all of our operations are consolidated at the new executive office location.

NOTE 7 - APPOINTMENT OF PRINCIPAL OFFICERS

On January 2, 2006, the Company elected L. Joy Putnam as a Vice President and the Chief Financial Officer. Ms. Putnam, 37, is a Certified Public Accountant
with over 15 years experience in public accounting and private industry. This appointment is detailed in the 8-K filed on January 27, 2006.

________________________________________________________________________________

End of financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
of Operations

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

Background

TenthGate Incorporated ("we", "us", "our" or the "Company") was incorporated under the name of Edmonds 5, Inc. on August 19, 2004. We have been in the development stage since inception and have had minimal operations.

We are operating in an environment rich in opportunity. Sparked by unparalleled advancements in technology over the last two decades, the healthcare industry has enjoyed an explosion of development and innovation. Increases in computing power and modeling, diagnostics, miniaturization capabilities, genetics and biomedicine, as well as a public policy emphasis on both quality and cost-effective care, have resulted in an unprecedented number of life changing technologies being pursued and developed. These are innovations that can literally reshape the boundaries of healthcare.

The pipeline for this innovation has outpaced the system's ability to properly fund, manage and commercialize all the exciting and promising opportunities that are available. High potential opportunities are searching for the guidance and resources to promote and realize their potential. This is the niche that we fill
- an aggressive, disciplined and focused medical holding company primed to identify life-changing technologies within the healthcare market segment. These emerging technologies will benefit from our leadership and resources while enhancing the overall healthcare and wellness landscape.

Through the relationship with UTEK Corporation, the Company is in active negotiations for acquiring new life changing technologies. These acquisitions are being contemplated using common stock of the Company as consideration for the transactions. No binding obligations have been signed as of the time of this filing.

We presently own or have the rights to two technologies.

        o SutureMate(R)Suture Assist Device

We are currently producing and selling the SutureMate(R)Suture Assist Device, which is a disposable surgical tool that occupies a unique niche in the
OSHA-mandated needle stick prevention area.

        o Ice Baton(R)Pain Relief Products

We have acquired the worldwide exclusive rights to manufacture and sell the Ice
Baton(R)Pain Relief Products, an innovative, natural ice treatment for hemorrhoids that avoids the possible complications and patient limitations associated with existing chemical topical ointment treatments.

On February 1, 2006, we relocated our principal executive offices to one central location in Reston, VA and accordingly changed our contact phone numbers.

Comparison of the Three Months Ended January 31, 2006 with the Three Months
Ended January 31, 2005.

We had revenue of $0 and cost of goods sold of $0 during the three months ended
January 31, 2006 as compared to revenue of $10,924 and cost of goods sold of $0 during this same period ending January 31, 2005. Revenue in the amount of
$32,702 and cost of goods sold in the amount of $17,480 since inception resulted from the sale of SutureMate(R)Suture Assist Devices.

Operating expenses of $231,500 for the three months ended January 31, 2006 consisted of officer compensation and benefits in the amount of $89,625 (of which $75,000 has not yet been paid), stock based compensation in the amount of
$92,500, professional fees in the amount of $39,933, and amortization and other expenses in the amount of $9,442. Most of the fees and other expenses during the three months ended January 31, 2006 related to professional fees, including services required for compliance reporting, and establishment of administrative offices and related support services. Operating expenses of $83,700 for the three months ended January 31, 2005 consisted of officer compensation in the amount of $30,000, stock based compensation in the amount of $30,000, professional fees in the amount of $4,545, and amortization and other expenses in the amount of $19,155. Most of the professional fees and other expenses during the three months ended January 31, 2005 related to professional fees and travel expenses.

Net loss from operations was a result of no revenue during the three months ended January 31, 2006 and nominal revenue during the three months ended January
31, 2005.

Comparison of the Six Months Ended January 31, 2006 with the Six Months Ended
January 31, 2005.

We had revenue of $4,037 and cost of goods sold of $2,730 during the six months ended January 31, 2006 as compared to revenue of $10,924 and cost of goods sold of $0 during this same period ending January 31, 2005. Revenue in the amount of
$32,702 and cost of goods sold in the amount of $17,480 since inception resulted from the sale of SutureMate(R)Suture Assist Devices.

Operating expenses of $367,086 for the six months ended January 31, 2006 consisted of officer compensation and benefits in the amount of $164,625 (of which $150,000 has not yet been paid), stock based compensation in the amount of
$120,833, professional fees in the amount of $61,471, and amortization and other expenses in the amount of $20,157. Most of the fees and other expenses during the six months ended January 31, 2006 related to professional fees, including services required for compliance reporting, and establishment of administrative offices and related support services. Operating expenses of $162,937 for the six months ended January 31, 2005 consisted of officer compensation in the amount of
$60,000, stock based compensation in the amount of $60,000, professional fees in the amount of $15,795, and amortization and other expenses in the amount of
$27,142. Most of the professional fees and other expenses during the six months ended January 31, 2005 related to professional fees and travel expenses.

Net loss from operations was a result of nominal revenue during the six months ended January 31, 2006 and nominal revenue during the six months ended January
31, 2005.

Liquidity and Capital Resources.

During the quarter ending January 31, 2006, the majority of our cash resources have been directed toward professional fees, services required for compliance reporting, establishment of administrative offices and related support services, and officer compensation. Cash requirements were funded with proceeds from a loan from our President. Although the President and Executive Vice President of
Business Development have accrued salaries, no payments have been made as of the date of this filing. It is anticipated that employment agreements for these two employees will be honored upon receipt of appropriate funding. As of February 1,
2006, company operations are being conducted out of the new executive office location and are no longer being conducted in the personal residences of the officers.

We currently require cash in the amount of approximately $15,000 per month to fund continuing operations, excluding employment agreements and professional fees. This requirement is projected to increase to approximately $75,000 per month when our operations are ramped up, which is anticipated by July 31, 2006.

We commenced a private placement for $1,000,000 on November 1, 2005. We are offering a maximum of 2,000,000 Units for $0.50 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.75 within one year of the date the
Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis. Since there is no required minimum amount that must be raised, funds received from all subscribers will be released to us upon acceptance of the subscriptions. We have accepted proceeds of $0 under this arrangement through the date of this Form 10- QSB.

At January 31, 2006, we have cash of $14,798, and as such do not currently have the cash on hand to meet our anticipated operating commitments for the next twelve months. Continued operations will be contingent on sufficient capital resources being raised by the company. It is essential that we secure a minimum of $250,000 by the end of the private placement or February 28, 2006. We cannot rely on revenues associated with existing products to fund our continued operations.

Item 3. Controls and Procedures.

A) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and
Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management and our Board of Directors, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.
Based upon the evaluation, our Chief Executive Officer and Chief Financial
Officer concluded that our disclosure controls and procedures are effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934.
However, although the Company did file 8-K forms pertaining to the appointment of the new Chief Financial Officer and the related party note received in
January 2006, these forms were not filed within the time periods specified in the Securities and Exchange Commission's rules and forms.

(B) Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company's internal controls during the
Company's second fiscal quarter ended January 31, 2006, the Company's Chief
Executive Officer and Chief Financial Officer have determined that there are changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the
Company's internal controls over financial reporting. The Company appointed L.
Joy Putnam as a new Vice President and the new Chief Financial Officer during the second fiscal quarter, and the internal controls and procedures as they relate to financial reporting were modified to reflect this new appointment. Ms.
Putnam is now carrying out the responsibilities of the Chief Financial Officer as they relate to the accounting and financial reporting functions of the
Company. As of February 1, 2006, the internal controls and procedures were updated to reflect the move of the executive offices to the new location in
Reston, VA.

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following securities were issued to independent contractors for services rendered during the most recent quarter. These securities were issued without registration in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 Securities Act because of the limited number of persons involved in each transaction, the separate negotiation of each transaction with the purchaser of the securities, the absence of any public solicitation or advertising, and the restriction on such securities from resale.

                                       Number of
Independent Contractor       Shares    Date          Consideration

Christopher Novak dba        100,000   01/31/2006    Professional Search Services
 The Summit Team

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Securities Holders - None

Item 5. Other Information - None

Item 6. Exhibits

The following documents are filed as Exhibits:

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

        10.1            Strategic Alliance Agreement dated August 25, 2005 between
                        UTEK Corporation and the Company. (incorporated herein by
                        reference as contained in Form 10-QSB filed on December 20,
                        2005).

        10.2            Engagement Agreement dated August 26, 2005 between Lehrer
                        Economic and Financial Services and the Company.
                        (incorporated herein by reference as contained in Form
                        10-QSB filed on December 20, 2005).

        10.3*           Promissory Note in the original amount of $50,000
                        payable to Tim Novak.

      Exhibit                         Description

        31.1*           Certification required by Rule 13a-14(a) by the Chief
                        Executive Officer.

        31.2*           Certification required by Rule 13a-14(a) by the Chief
                        Financial Officer.

        32.1*           Certification required by Rule 13a-14(b).

* Filed herewith

                                    SIGNATURES

        In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2006                  TenthGate Incorporated
                                         (Registrant)

                                         By: /s/ Tim Novak
                                            (Signature)

                                         Name: Tim Novak
                                         Title:President and
                                               Chief Executive Officer

                                         By: L. Joy Putnam
                                            (Signature)

                                         Name: L. Joy Putnam
                                         Title: Chief Financial Officer
                                               and Principal Accounting Officer

