Form 10QSB
period 2006-04-30
TENTHGATE INC
filed 2006-06-19
CIK 1309056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

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

(703) 766-6556 (Issuer’s Telephone Number, Including Area Code)

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

As of June 10, 2006, there were 14,334,600 outstanding shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes [	] No ☒

TENTHGATE INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

Item 1. Consolidated Financial Statements.

TENTHGATE INCORPORATED (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEET (Unaudited)

ASSETS	April 30, 2006

CURRENT ASSETS:
Cash	$6,677
Inventories	1,000
Prepaid expenses and other current assets	7,382
Total current assets	15,059
INTANGIBLE ASSETS-LICENSING AGREEMENTS (net of accumulated amortization of $55,902)

1,357,298

TOTAL	$1,372,357

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued liabilities	$36,628
Current portion of royalties payable	35,000
Due to related parties	474,667
Total current liabilities	546,295

ROYALTIES PAYABLE (net of current portion and unamortized discount of $869,594)
455,407
Total liabilities	1,001,702

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.001 par value, 50,000,000 shares
authorized; -0- shares issued and outstanding	-
Common stock, $0.001 par value, 150,000,000 shares
authorized; 14,259,600 shares issued and outstanding	14,260
Additional paid-in capital	2,134,770
Deferred stock compensation	(56,666)
Deficit accumulated during the development stage	(1,721,709)
Total stockholders’ equity	370,655

TOTAL	$1,372,357

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three	Nine	Three	Nine
	Months Ended	Months Ended	Months Ended	Months Ended	Inception Through
	April 30, 2006	April 30, 2006	April 30, 2005	April 30, 2005	April 30, 2006

REVENUE	$-	$4,037	$-	$10,924	$32,702

COST OF REVENUE	-	2,730	-	-	17,480

GROSS PROFIT	-	1,307	-	10,924	15,222

OTHER OPERATING EXPENSES:
Officer compensation and benefits	105,296	269,921	30,000	90,000	476,921
Stock based consulting	167,500	288,333	30,000	90,000	979,833
Professional fees	31,779	93,250	10,700	26,495	132,495
Amortization	7,986	23,952	7,988	23,963	55,902
Other	17,823	22,013	972	12,139	24,897
Total other operating expenses	330,384	697,469	79,660	242,597	1,670,048

LOSS FROM OPERATIONS	(330,384)	(696,162)	(79,660)	(231,673)	(1,654,826)

INTEREST EXPENSE	13,896	23,704	8,362	25,088	66,883

NET LOSS	$(344,280)	$(719,866)	$(88,022)	$(256,761)	$(1,721,709)

NET LOSS PER SHARE:
Basic and diluted	$(.03)	$(.06)	$(.10)	$(.59)

Weighted average number of shares outstanding - Basic and diluted	13,167,400	12,714,400	860,000	434,900

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30, 2006	Nine Months Ended April 30, 2005	Inception through April 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(719,866)	$(256,761)	$(1,721,709)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	23,952	23,962	55,902
Non-cash interest expense	22,056	25,088	65,236
Stock based consulting	288,333	90,000	979,833
Changes in assets and liabilities, net:
Other current assets	(2,380)	(1,000)	(8,380)
Increase in accrued liabilities and accrued compensation included in due to related parties	262,045	100,000	433,295
NET CASH USED IN OPERATING ACTIVITIES	(125,860)	(18,711)	(195,823)

CASH PROVIDED BY INVESTING ACTIVITIES -
Payments made for intangible asset	(45,000)	-	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder notes and advances	78,000	-	78,000
Proceeds from sales of common stock	90,000	21,000	167,500
NET CASH PROVIDED BY FINANCING ACTIVITIES	168,000	21,000	247,500

NET CHANGE IN CASH	(2,860)	2,289	6,677

CASH, BEGINNING OF PERIOD	9,537	-	-

CASH, END OF PERIOD	$6,677	$2,289	$6,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock subscription advances issued for common stock Subscribed	$-	$-	$10,000
Related party notes payable exchanged for equity securities	$-	$-	$324,300
Assets acquired through assumption of liabilities and conveyance of equity securities	$889,050	$479,150	$1,323,200
Common stock issued for related party notes payable	$-	$-	$324,300
Accrued interest payable forgiven and included in additional paid-in capital	$-	$-	$9,729

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TenthGate Incorporated (“TenthGate” or the “Company”) is incorporated under the laws of the state of Delaware. The Company is a medical holding company that is strategically positioned to acquire, create and implement specialty healthcare, bio-tech products and service solutions designed to enhance effectiveness, viability and well being. TenthGate is actively seeking acquisition of life changing technologies to add to its portfolio.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries (collectively “we”, “us”, “our”). All significant inter-company accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2006. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements as of July 31, 2005 and for various periods ended July 31, 2005 and 2004 included in our Form 8-K/A filed December 15, 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies as well as estimating the useful lives and recoverability of long-lived assets. The markets for our products are characterized by intense price competition and evolving standards, both of which could impact the future recoverability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Fair Value of Financial Instruments

We believe the book values of our current assets and liabilities approximate their fair values due to their short-term nature. We also believe the book values of our royalties payable approximates their fair values as the interest rates used to discount such liabilities approximates what we believe is a market rate for liabilities having similar risk exposure.

Unamortized Discount

Unamortized discount resulting from royalties payable under our licenses agreement are being amortized to interest expense over the estimated useful lives of the agreements using the interest method.

Intangible Assets

Intangible assets are recorded at cost and are being amortized over a period of fifteen years (the estimated useful lives of the licensing agreements) on a straight-line basis.

NOTE 2 - GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and on a cumulative basis have experienced negative cash flows from operations. In addition, we have a working capital deficit of approximately $531,000 as of April 30, 2006 and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Because we do not expect our operating revenues to be sufficient to cover costs of operations in the immediate future, we will require equity and/or debt financing to implement our business plan. Our plans include the completion of additional equity or debt financing of $1,000,000-$5,000,000 (see Note 7) over the next 12 months. Cash commitments and expenditures will be kept to a minimum until such time as an appropriate amount of capital can be secured. However there is no assurance that we will secure any amount of equity capital and/or generate enough revenues to meet our cash requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK BASED COMPENSATION

A 12-month strategic agreement between UTEK Corporation (“UTEK”) and us was established August 26, 2005, for which 240,000 restricted shares of our common stock were issued as consideration, valued by UTEK at $120,000 or $0.50 per share. These shares vest at 20,000 a month and the agreement can be cancelled by us by providing a 90-day notice of such, thus prompting the return of all unearned shares to us. At the time the agreement was entered we recorded deferred stock compensation of $120,000, which amount is being amortized to stock based consulting expense on a straight line basis over the term of the consulting agreement. We recognized $30,000 of stock based consulting expense under this arrangement during the quarter ended April 30, 2006.

In addition, UTEK was issued 240,000 shares of our common stock during the quarter ended October 31, 2004 as consideration for services rendered under a technology agreement between August 2004 and August 2005. We recognized approximately $30,000 and $90,000 of stock based compensation under this arrangement during the three and nine months ended April 30, 2005, respectively.

During the quarter ended October 31, 2005, we engaged Lehrer Financial and Economic Advisory Services to provide financial and valuation consulting services to us. Consideration paid to Dr. Lehrer for services to be provided over a period of one year was 100,000 restricted shares of our common stock valued at $.50 per share and a one-time administrative fee of $2,500. At the time the agreement was entered, we recorded deferred stock compensation of $50,000, which amount is being amortized to stock based consulting expense on a straight line basis over the term of the consulting agreement. We recognized $12,500 of stock based consulting expense under this arrangement during the quarter ended April 30, 2006.

During the three months ended January 31, 2006, we engaged Christopher Novak dba The Summit Team to provide professional search and placement services for a Chief Financial Officer and members of the Board of Directors. On January 31, 2006, consideration was paid to Mr. Novak for the services provided in the amount of 100,000 restricted shares of our common stock valued at $.50 per share. As a result, during the nine months ended April 30, 2006, we recognized $50,000 of stock based consulting expense under this arrangement. 31, 2006. Mr. Novak is the brother of Tim Novak, our President.

On February 13, 2006, we issued 250,000 shares of restricted common stock valued at $.50 to L. Joy Putnam, Chief Financial Officer, as part of the terms of her employment. We recognized stock based compensation expense of $125,000 during the quarter ended April 30, 2006.

NOTE 4 – OTHER RELATED PARTY TRANSACTIONS

Due to Related Parties in the accompanying consolidated balance sheet arises from the following:

Description	Terms	Amounts

Accrued compensation to our officers	See below	$396,667
Promissory note from our President on September 19, 2005	Interest at 8%, due July 18, 2006	10,000
Promissory note from our President on September 19, 2005	Interest at 8%, due July 17, 2006	50,000
Stockholder advances	See below	18,000

Total		$474,667

All of the amounts above are unsecured, and the accrued compensation and stockholder advances are non interest bearing and due on demand.

NOTE 5 – PRIVATE PLACEMENT MEMORANDUM

We opened a private placement offering for $1,000,000 on November 1, 2005. We are offering a maximum of 2,000,000 Units for $0.50 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.75 within one year of the date the Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors on a best efforts basis. Since there is no required minimum amount that must be raised, funds received from all subscribers will be released to us upon acceptance of the subscriptions. On February 28, 2006, the closing date of this private placement offering was extended until June 30, 2006. We are pursuing debt and equity financing through this arrangement and others for our next round of working capital, and plan to secure $1,000,000-$5,000,000 over the next twelve months.

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

We have accepted proceeds of $37,500 from three investors under this arrangement through the filing date of this 10-QSB.

NOTE 6 – LICENSE AGREEMENTS

At January 31, 2006, our intangible asset arose from the cost of one licensing agreement that arose from the acquisition of a licensing agreement to distribute Ice Baton®. During the three months ended April 30, 2006, we signed a license agreement with Science & Technology Corporation @ University of New Mexico (the “Licensor”) for the grant of license for patents related to melanoma detection by electron paramagnetic resonance. On April 13,

2006, consideration was paid to the Licensor in the amount of 500,000 restricted shares of our common stock valued at $.50 per share. The value of these shares ($250,000), as well as $45,000 of cash we paid to the Licensor, and the value of the 800,000 shares we issued to UTEK as discussed below ($400,000) has been included in Intangible Assets – Licensing Agreements as of April 30, 2006. In addition, as mentioned below, the fair value of the future stream of royalties payable is included in the balance of the intangible. No residual value has been assumed to exist.

In connection with this agreement on April 13, 2006, we accepted a subscription agreement from UTEK for 800,000 restricted shares of our common stock at an offering price of $.05 per share as negotiated and accepted under the terms of our existing technology search agreement with UTEK. These shares and investment were issued and accepted to facilitate the closing of the transaction with Science and Technology Corporation @ University of New Mexico (the “Licensor”

Pursuant to terms of the licensing agreement, on a quarterly basis, we are required to pay 30% of all income directly attributable to the licensed patents, net of all sales and other taxes. On an annual basis beginning with the calendar year ended December 31, 2006, we are required to pay a royalty of the greater of the minimum annual royalty payment for a particular year or 3% of gross receipts from licensed products during that year. Minimum annual royalty payments are:

•	$5,000 for the annual period ending December 31, 2006
•	$10,000 for the annual period ending December 31, 2007
•	$25,000 for the annual period ending December 31, 2008
•	$35,000 for the annual period ending December 31, 2009
•	$55,000 for the annual period ending December 31, 2010 and each year thereafter

We are also required to pay three milestone payments as follows:

1)	$50,000 upon the earlier to occur of: i) the first commercial sale of a licensed product, and ii) December 31, 2008
2)	$50,000 upon the earlier to occur of: i) the first commercial sale of a licensed product incorporating molecular imaging, and ii) December 31, 2010
3)	$35,000 upon the earlier to occur of: i) the first commercial sale of a licensed product incorporating molecular assay, and ii) December 31, 2011

Because potential gross receipts and the cost of any royalties in excess of the minimum annual royalty are not determinable, we have only included the fair value (using a discount rate of 15% which we believe is a rate commensurate with the risk of this investment) of the minimum annual royalties and milestone payments in the determination of the cost of the licensing agreement, and this was done over a period of 15 years. Accordingly, we recorded an intangible asset and royalty payable of $279,050 as of the date the asset was acquired.

NOTE 7 - SUBSEQUENT EVENTS

On April 27, 2006, we engaged MJ Strategies, LLC to provide capital finder services related to the introduction and placement of qualified entities and/or organizations to place debt and/or equity financing. On May 1, 2006, consideration was paid to MJ Strategies, LLC per the agreement in the amount of 25,000 restricted shares of our common stock valued at $.50 per share. We recognized $12,500 of stock based consulting expense under this arrangement during the period in which the shares were issued, the quarter ending July 31, 2006. We are pursuing debt and equity financing through this arrangement and others for our next round of working capital, and plan to secure $1,000,000-$5,000,000 over the next twelve months.

On May 1, 2006, we signed an addendum to retainer agreement with Anslow & Jaclin, LLP providing for the delay of the due date of a payment for professional attorney fees due from the Company. The due date pertains to a $10,000 payment due by the Company to Anslow & Jaclin upon filing of the SB2 document which is tentatively slated for June 2006. The due date for this payment will now be moved to such time as the Company is cleared to trade on the OTC Bulletin Board. In exchange for this delay of the due date, we issued 50,000 restricted shares of our common stock valued at $.50 per share. We recognized $25,000 of stock based consulting expense under this arrangement during the period in which the shares were issued, the quarter ending July 31, 2006.

On June 1, 2006, L. Joy Putnam, resigned from her position as Chief Financial Officer and was replaced by Tim Novak, our President and Chief Executive Officer. Mr. Novak held the position of Chief Financial Officer of TenthGate prior to Ms. Putnam, and he will again take over the responsibilities of this role and that of Chief Accounting Officer for the Company. An 8K notification was filed as such on June 2, 2006.

End of financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Background

TenthGate Incorporated (“we”, “us”, “our” or the “Company”) was incorporated under the name of Edmonds 5, Inc. on August 19, 2004. We have been in the development stage since inception and have had minimal operations.

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

We presently own or have the rights to three technologies.

•	SutureMate® Suture Assist Device

We are currently producing and selling the SutureMate® Suture Assist Device, which is a disposable surgical tool that occupies a unique niche in the OSHA-mandated needle stick prevention area.

•	Ice Baton® Pain Relief Products

We have acquired the worldwide exclusive rights to manufacture and sell the Ice Baton® Pain Relief Products, an innovative, natural ice treatment for hemorrhoids that avoids the possible complications and patient limitations associated with existing chemical topical ointment treatments.

•	Melanoma Detection by Electron Paramagnetic Resonance

We have acquired the licensed patents and licensed technology on a royalty-bearing basis for the developing technology of detecting melanoma by electron paramagnetic resonance. This technology may have applications associated with sun protection factor (SPF) and dermatological advancements and early cancer detection.

Comparison of the Three Months Ended April 30, 2006 with the Three Months Ended April 30, 2005.

We had revenue of $0 and cost of goods sold of $0 during the three months ended April 30, 2006 as compared to revenue of $0 and cost of goods sold of $0 during this same period ending April 30, 2005.

Other operating expenses of $330,384 for the three months ended January 31, 2006 consisted of officer compensation and benefits in the amount of $105,296 (of which $76,667 has not yet been paid), stock based consulting expense in the amount of $167,055 ($125,000 of which resulted from a grant of our stock to our previous chief financial officer), professional fees in the amount of $31,779, and amortization and other expenses in the amount of $25,809. Most of the fees and other expenses during the three months ended April 30, 2006 related to legal fees and accounting fees, including services required for compliance reporting and the private placement offering, and office related expenses. Operating expenses of $79,660 for the three months ended April 30, 2005 consisted of officer compensation in the amount of $30,000, stock based consulting expense in the amount of $30,000, professional fees in the amount of $10,700, and amortization and other expenses in the amount of $8,960. Most of the professional fees and other expenses during the three months ended April 30, 2005 related to legal fees and travel expenses.

As a result of the above, we recognized net losses during the three months ended April 30, 2006 and 2005.

Comparison of the Nine Months Ended April 30, 2006 with the Nine Months Ended April 30, 2005.

We had revenue of $4,037 and cost of goods sold of $2,730 during the nine months ended April 30, 2006 as compared to revenue of $10,924 and cost of goods sold of $0 during this same period ending April 30, 2005. These revenues, and related costs, resulted from the sale of SutureMate® Suture Assist Devices.

Other operating expenses of $697,469 for the nine months ended April 30, 2006 consisted of officer compensation and benefits in the amount of $269,921 (of which $226,667 has not yet been paid); stock based consulting expense in the amount of $288,333 (including $125,000 which resulted from a stock grant to our previous chief financial officer), professional fees in the amount of $93,250, and amortization and other expenses in the amount of $45,965. Most of the fees and other expenses during the nine months ended April 30, 2006 related to legal fees and accounting fees, including services required for compliance reporting and the private placement offering, and establishment of administrative offices and related support services. Operating expenses of $242,597 for the nine months ended April 30, 2005 consisted of officer compensation in the amount of $90,000, stock based consulting expense in the amount of $90,000, professional fees in the amount of $26,495, and amortization and other expenses in the amount of $36,102. Most of the professional fees and other expenses during the nine months ended April 30, 2005 related to legal and accounting fees, and travel expenses.

As a result of the above, we recognized net losses during the nine months ended April 30, 2006 and 2005.

Liquidity and Capital Resources.

During the quarter ending April 30, 2006, the majority of our cash resources have been directed toward professional fees, services required for compliance reporting, establishment of administrative offices and related support services, and officer compensation. Cash requirements were funded with proceeds from loans and advances from our President and Executive Vice President of Business Development. Although the President and Executive Vice President of Business Development have accrued salaries, no payments have been made as of the date of this filing. It is anticipated that employment agreements for these two employees will be honored upon receipt of appropriate funding. As of April 1, 2006, an increase to base salary of $20,000 per year for the Chief Financial Officer was approved and mutually agreed to be accrued but not paid until such time as capital resources for such are available to the Company.

We currently require cash in the amount of approximately $15,000 per month to fund basic continuing operations, excluding employment agreements. This requirement is projected to increase to approximately $75,000 per month when our operations are ramped up, which is anticipated by October 31, 2006.

We commenced a private placement for $1,000,000 on November 1, 2005. We are offering a maximum of 2,000,000 Units for $0.50 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.75 within one year of the date the Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis. Since there is no required minimum amount that must be raised, funds received from all subscribers will be released to us upon acceptance of the subscriptions. We have accepted proceeds of $37,500 under this arrangement through the date of this Form 10-

QSB, and $40,000 under a placement of shares that did not incorporate common stock warrants.

At April 30, 2006, we have cash of $6,677, and as such do not currently have the cash on hand to meet our anticipated operating commitments for the next twelve months. Continued operations will be contingent on sufficient capital resources being raised by the company. It is essential that we secure a minimum of $50,000 additional investment under our existing PPM by June 30, 2006 as well $50,000 in bridge financing by July 31, 2006 to maintain basic operations and compliance. We cannot rely on revenues associated with existing products to fund our continued operations.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the gathering, analyzing and disclosing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934.

(B)	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s third fiscal quarter ended April 30, 2006, the Company’s Chief Executive Officer and Chief Financial Officer have determined that as of such date, there were no changes to the Company’s internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting. However, subsequent to this date the Company’s chief financial officer resigned, and our Chief Executive Officer is temporarily serving as our Chief Accounting Officer. We are currently evaluating the impact of this resignation on our internal accounting and disclosure controls, and are evaluating our needs as they relate to accounting and disclosure controls and procedures. As part of this plan and implementation, we are re-evaluating, re-designing, and documenting policies and procedures, putting those procedures in operation and monitoring the effectiveness of the procedures.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -	None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following securities were issued to investors pursuant to our private placement offering, officers, and to an entity associated with a license agreement during the quarter ending April 30, 2006. These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 Securities Act because of the limited number of persons involved in each transaction, the separate negotiation of each transaction with the purchaser of the securities, the absence of any public solicitation or advertising, and the restriction on such securities from resale.

Investor/Officer/Entity	Number of Shares	Date	Consideration
L. Joy Putnam	250,000	02/13/2006	Employment Agreement
Matthew Taylor	60,000	02/22/2006	$30,000
Brooke Capital, LLC	10,000	04/07/2006	$5,000
UTEK Corporation	800,000	04/13/2006	$40,000
Science & Technology Corporation @ University of New Mexico	500,000	04/13/2006	License Agreement

Item 3. Defaults Upon Senior Securities -	None

Item 4. Submission of Matters to a Vote of Securities Holders -	None

Item 5. Other Information -	None

Item 6. Exhibits

The following documents are filed as Exhibits:

Exhibit	Description

2.1	Stock Purchase Agreement dated May 24, 2005 between Richard Neussler and TenthGate, Inc. (incorporated herein by reference as contained in Form 8-K filed on May 26, 2005).

2.2	Plan of Merger dated August 18, 2005 between TenthGate, Inc. and Edmonds 5, Inc. (incorporated herein by reference as contained in Form 10-QSB filed on August 19, 2005).

3.1	Articles of Incorporation of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on December 1, 2004).

3.2	Bylaws of the Company (incorporated herein by reference as contained in Form 10-SB12G, filed on December 1, 2004).

10.1	Strategic Alliance Agreement dated August 25, 2005 between UTEK Corporation and the Company. (incorporated herein by reference as contained in Form 10-QSB filed on December 20, 2005).

10.2	Engagement Agreement dated August 26, 2005 between Lehrer Economic and Financial Services and the Company. (incorporated herein by reference as contained in Form 10-QSB filed on December 20, 2005).

10.3	Promissory Note in the original principal amount of $50,000 payable to Tim Novak.

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer.

31.2*	Certification required by Rule 13a-14(a) by the Chief Financial Officer.

32.1*	Certification required by Rule 13a-14(b).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 19, 2006	TenthGate Incorporated
(Registrant)

By:	/s/ Tim Novak
(Signature)

Name: Tim Novak

Title:	President,

Chief Executive Officer,

Chief Financial Officer