Form 10KSB
period 2006-07-31
TENTHGATE INC
filed 2006-10-30
CIK 1309056

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-51059

TenthGate Incorporated

(Name of small business issuer in its charter)

Delaware	20-2976749
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1900 Campus Commons Drive, Suite 100 Reston, VA	20191
(Address of principal executive offices)	(Zip Code)

(703) 766-6556

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

Revenues for year ended July, 31, 2006: $4,037

Number of shares of the registrant’s common stock outstanding as of October 28, 2006 was: 15,819,600

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

i

Forward-Looking Statements

This annual report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

TenthGate, Inc. (“Tenthgate” the “Company” or “we”, “us”, “our”) was initially incorporated under the laws of the state of Nevada as Power 3 Medical, Inc. in March 2003. We are a medical holding company that intends to acquire, create and incubate specialty healthcare, bio-tech products and service solutions designed to enhance effectiveness, viability and well being (a “Medical Incubator)”. To date, we have been primarily engaged in the manufacture and distribution of a medical device known as SutureMate®, which is currently selling commercially at small levels in the healthcare provider needle stick prevention area. The license to sell the SutureMate product was acquired through a divestiture between Power 3 Medical Products, Inc., a New York corporation and us via a Distribution Agreement and Technology Transfer Agreement dated May 11, 2004. The consideration for the license was 1,000 shares of our common stock.

Pursuant to the terms of an acquisition agreement dated May 24, 2005, we purchased 100,000 shares of common stock, which represented all of the issued and outstanding shares, of Edmonds5, Inc., a Delaware publicly traded development stage company with minimal financial position and/or operations (“Edmonds”) for $39,500 (consisting of cash of $38,500 and liabilities assumed of $1,000). Because this entity had no assets identifiable or otherwise, we treated the purchase price as an expense on the books and records of Edmonds. Since the transaction was accounted for as a purchase, our 2005 consolidated results of operations only include the results of operations of this entity since the date of its acquisition. Our 2005 revenues, expenses, net loss and net loss per share would not have changed significantly if we had included such amounts for Edmonds for the entire year ended July 31, 2005.

On August 18, 2005, we merged into Edmonds. Each share of common stock outstanding of TenthGate at such time (12,199,600 shares) was converted into and exchanged for one share of Edmonds common stock. On September 1, 2005, the name of the company was changed to TenthGate Incorporated (a Delaware company).

We have one wholly owned subsidiary, Atlantic Innovations Group, Inc. (“AIG”). AIG is a Virginia corporation, which owns 100% of Ice Therapies, Inc. (“ICE”); a Florida corporation.

Our Company

Sparked by advancements in technology over the last two decades, the healthcare industry has enjoyed an explosion of development and innovation. Increases in computing power and modeling, diagnostics, miniaturization capabilities, genetics and biomedicine, as well as a public policy emphasis on both quality and cost-effective care, have resulted in life changing technologies being pursued and developed.

The pipeline for this innovation has outpaced the system’s ability to properly fund, manage and commercialize all the exciting and promising opportunities that are available. High potential opportunities are searching for the guidance and resources to promote and realize their potential. This is the niche that we intend to fill –as an aggressive, disciplined and focused medical holding company primed to identify life-changing technologies within the healthcare market segment, a “Medical incubator”. These emerging technologies will benefit from our leadership and resources while enhancing the overall healthcare and wellness landscape.

Presently, we own or have the rights to three technologies. Although our existing products may have potential for significant commercial sales development, this formal evaluation has not been made or tested by us at this time due to limited capital for such activities. We do anticipate that future acquisitions of intellectual property will be “life-changing” in scope and offer exponential economic potential once developed.

Current Technologies

We currently own or license three unrelated technologies:

1.	SutureMate® – needle stick prevention
2.	Ice Baton® – hemorrhoid treatment
3.	Electron Paramagnetic Resonance for the detection of melanoma.

SutureMate®

SutureMate® is a medical device designed to reduce the potential of inadvertent needle sticks in the suturing process and is marketed by AIG through DeRoyal Medical which is currently selling commercially at small levels and provides a solution in the OSHA mandated needle stick prevention area.

DISTRIBUTION OF PRODUCT

The SutureMate® surgical safety device is currently the company’s only product available in the U.S. marketplace. The arrangement between DeRoyal and AIG provides for the finishing, distribution and sales of the SutureMate® surgical safety device.

SURGICAL SAFETY NEEDLES IN THE UNITED STATES

Based upon the fact that numerous workers who are occupationally exposed to blood borne pathogens have contracted fatal and other serious viruses and diseases, including the human immunodeficiency virus (HIV), hepatitis B, and hepatitis C from exposure to blood and other potentially infectious materials in their workplace, in 1991 the Occupational Safety and Health Administration issued a standard regulating occupational exposure to bloodbrone pathogens, including the human immunodeficiency virus, (HIV), the hepatitis B virus (HBV), and the hepatitis C virus (HCV). Compliance with the blood borne pathogens standard has significantly reduced the risk that workers will contract a blood borne disease during the course of their work. Nevertheless, occupational exposure to blood borne pathogens from accidental sharp injuries in healthcare settings continued to be a serious problem. In March 2000, the Centers for Disease Control and Prevention estimated that more than 380,000 percutaneous injuries from contaminated sharp objects occur annually among healthcare workers in United States hospital settings. Estimates for all health care settings are that 600,000 to 800,000 needle sticks and other percutaneous injuries occur among health care workers annually. Such injuries can involve needles or other sharps contaminated with blood borne pathogens, such as HIV, HBV or HCV.

Since publication of the blood borne pathogens standard in 1991, there has been a substantial increase in the number and assortment of effective engineering controls available to employers. There is now a large body of research and data concerning the effectiveness of newer engineering controls, including safer medical devices. Numerous studies have demonstrated that the use of safer medical devices, such as needle less systems and sharps with engineered sharps injury protections, when they are part of an overall blood borne pathogens risk-reduction program, can be extremely effective in reducing accidental sharps injuries.

In March 2000, the Centers for Disease Control and Prevention estimated that depending on the type of device utilized and the procedure involved 62.0% to 88.0% of sharps injuries can potentially be prevented by the use of safer medical devices. Training and education in the use of safer medical devices and safer work practices are significant elements in the prevention of percutaneous exposure incidents. Staff involvement in the device selection and evaluation process is also an important element in achieving a reduction in sharps injuries, particularly as new safer devices are introduced into the work setting. All of this has become part of the Occupational Safety and Health Act of 1970 enacted in January, 2000 and known as the “Needle Stick Safety and Prevention Act.” This Act should drive the need for SutureMate.

SutureMate® Suture Assist Device Key Features:

• Allows suture needle to be “parked” between stitches for re-grasping with needle holder

• Minimizes danger to non-dominant hand

• Eliminates danger of glove perforation from tying with needle attached

• Internal groove acts as a protected knife blade to smoothly sever needle from thread

• No need to introduce additional sharps to field

• Latex safe

Product No.	Description	Quantity
25-2240	SutureMate	20/Cs

DeRoyal is the largest privately held healthcare supplier of safety devices with over 250 sales representatives worldwide. Formed in 1973, DeRoyal is a international, vertically-integrated supplier of institutional and consumer healthcare products and services, with 27 subsidiaries and affiliates in seven states (California, Florida, Georgia, Oklahoma, South Carolina, Tennessee, and Virginia) and ten countries (Canada, Costa Rica, England, Estonia, Germany, Ireland, Italy, the Netherlands, Sweden and the United States). DeRoyal’s four business units, Acute Care, Patient Care, Wound Care and OEM (original equipment manufacturer) produce more than 25,000 products, including: rehabilitation and therapy products, sports medicine supports, orthopedic bracing and supports, fiberglass and plaster casting; wound care dressings; unitized surgical delivery systems; surgical accessories; neonatal, labor and delivery products; angiographic, endoscopic, anesthesia and temperature monitoring products; as well as manufacturing services in plastics, textiles, electrical manufacturing, converting and sterilization.

PRODUCT MANUFACTURING

Currently, the re-designed SutureMate® surgical safety device is manufactured by the Hansen Plastic Division of Tuthill Corporation at their plant located in Clearwater, Florida (“Tuthill”). There is no blanket agreement between us and Tuthill regarding the manufacturing of the SutureMate® surgical safety device and each manufacturing run is separately contracted as required. We believe there are a large number of manufacturers that would be willing and capable of manufacturing the SutureMate® surgical safety device if its relationship with Tuthill is interrupted for any reason.

SALES AND MARKETING

The primary medical industry markets include hospitals, healthcare facilities, surgeons, nurses, and technologists in procedure-oriented specialties, including obstetricians, dentists, emergency room personnel and other medical professionals. We believe the criteria for another appropriate strategic partner for an alliance with us would include a worldwide presence; a dedicated, highly trained sales force with access to the operating room; an acknowledged leader in the industry; and an interest in diversification of its existing product lines.

COMPETITION

There is intense competition in the markets in which we engage in business based upon price, availability, and technical innovation. In addition, surgical aides and other safety devices must compete against the perception of convenience and cost of unaided and unprotected procedures. Notwithstanding our innovative product line, there are many major companies, which could compete with the company due to their size and market share in the medical products area. We believe that these major companies will continue their efforts to develop and market competitive devices and products. Many of these companies have significantly greater capital than the company and are expected to devote substantial resources to the development of newer technologies, which would be competitive with products that the company may offer. There are also a number of smaller companies, which offer such products which present additional competition.

SOURCES AND AVAILABILITY OF RAW MATERIALS

Raw materials necessary for the manufacturer of parts, components and packaging supplies for all of our products are readily available from numerous third-party suppliers. SutureMate® surgical safety device, is currently manufactured for us by Tuthill Plastics Group, Inc.

DEPENDENCE ON MAJOR CUSTOMERS

The SutureMate® surgical safety device sales are currently principally reliant upon DeRoyal and in-house distribution and re-establishment of various distribution arrangements for generating revenues for this product. Subject to the availability of additional funding, of which there can be no assurance, we believe we can increase our customer base so that the loss of any one client will not adversely impact upon the financial condition.

RESEARCH AND DEVELOPMENT

We believe that research and development is an important factor in our future growth but we have been unable to conduct any research or development activities in the last two years because of funding limitations. It is anticipated that much of our future research and development for new and existing technologies will be accomplished via joint ventures and partners with best in class technologies third party partners.

PATENTS, COPYRIGHTS AND TRADEMARKS

The original patent for the SutureMate® surgical safety device was issued in 1990 and has reached the 15 year maturity. Therefore, we have determined no economic advantage exists to support renewal of existing patents as we own and control the only existing tooling for this product, which is housed in Clearwater, FL with the manufacturer, Tuthill Plastics Group.

A trademark registration with the United States Patent and Trademark Office for the SutureMate® surgical safety device was originally filed July 1, 1993. This trademark was registered on April 5, 1994.

We are currently producing and selling the SutureMate® Suture Assist Device, which is a disposable surgical tool that occupies a unique niche in the OSHA-mandated needle stick prevention area.

Ice Baton®

We also own the worldwide exclusive rights to manufacture and sell Ice Baton®, which rights were acquired from Behive, Ltd. (in England). The. Ice Baton provides an innovative, natural ice treatment for hemorrhoids that avoids the possible complications and patient limitations associated with existing chemical topical ointment treatments. Ice Baton has been FDA approved and has received a CE mark in Europe. Presently, it is selling commercially at minimum levels in England. No other relationship currently exists between Behive, Ltd. and Ice Therapies, Inc. at this time.

WORLD-WIDE EXCULSIVE LICENSE ACQUISITION DESCRIPTION

Core Concepts, LLC (a private Virginia LLC owned by Mr. Novak and Mr. Gray) is not a party to any agreements with either Ice Therapies, Inc. or Behive, Ltd. However, Core Concepts, LLC did provide us with 144,033 restricted common shares of Power 3 Medical Products, Inc. (PWRM.OB) valued at $324,300 (as of August 10, 2004), which was subsequently utilized by the original TenthGate (NV) to acquire from UTEK Corporation the world-wide exclusive license acquisition of Ice Baton. Core Concepts, LLC received 648,600 common shares of the Original TenthGate common stock valued at $0.50/share as consideration for providing the PWRM.OB shares. These shares were subsequently exchanged for 648,600 shares of our common stock and retained their original piggyback registration rights provided at the time of the initial issuance of the shares. The license agreement is between Ice Therapies, Inc., a wholly owned subsidiary of Atlantic Innovations Group, Inc. and Behive, Ltd., England, which owns the Intellectual Property for Ice Baton . Behive, Ltd. is in no way affiliated with our company outside of our existing licensing agreement.

LICENSING AGREEMENT

Per our Licensing Agreement, royalties will be reported and paid in a timely fashion once product sales begin. Assuming no sales occur before such date, the first royalty payment to Behive, Ltd. is due November 10, 2006, and the minimum annual royalty payments are $40,000 (one fourth of this amount is payable each quarter) for a period of fifteen years. This minimum assumes that the 4% royalty percentage on sales of the Ice Baton products is less than $10,000 per quarter. If such computed amount is higher than $10,000, we will be required to pay the excess to Behive. No product distribution agreements have been entered or product sales made to date through Ice Therapies, Inc.

Detecting Melanoma by Electron Paramagnetic Resonance

Our third technology is Melanoscan, a molecular based detection and imaging of melanoma. It is based on the intrinsic and specific magnetic resonance properties of melanin. When melanin is formed, stable free radicals are ‘locked in’ within the polymers structure. The technology uses Electron Paramagnetic Resonance (EPR) to image primary melanomas, to detect metastasis and to measure melanoma prevention strategies. The unique EPR signature of melanin allows high selectivity.

With more than 60,000 cases of melanoma in the United States yearly, and on the increase, optical imaging is a big development area in melanoma research and treatment. However, it only detects the surface up to a range of 0.1 to 0.2 mm. With all the ‘action’ in melanoma being deeper – from 1.0 mm to 10.0 mm, depth capability is the most important prognostic indicator and treatment decision tool.

The technology is optimized for 1.0mm – 10.0mm penetration and have already imaged animal melanomas very effectively. The company’s long-term aim is to develop a portable scanner to image lesions- analogous to NMR mouse.

Melanoma- metastasis responsible for most disease, as it spreads through lymph to nearest node ‘ the sentinel node’ and then perhaps further. Melanoscan can perform a ‘virtual biopsy’ of the nodes to detect metastasis in situ or on excised nodes. Theory predicts a limit of about 100 cells sensitivity. The projected imaging market is 600,000 to 1.2 million imaging procedures in the United States. There are about 30,000 sentinel lymph node procedures annually in the US alone.

The technology is a melanoma imaging & metastasis detection system. The value or advantage is that there is really no other way of detecting melanomas as accurately, indicating the potential to revolutionize melanoma detection & treatment.

LICENSING AGREEMENT

On April 19, 2006, we signed a world-wide exclusive technology license agreement with SCIENCE & TECHNOLOGY CORPORATION @ UNM (“STC”), a New Mexico nonprofit corporation with principal offices located at 801 University Blvd. SE, Suite 101, Albuquerque, NM 87106. STC has been designated by the Regents of the University of New Mexico to administer all matters pertaining to protection, utilization and commercialization of the intellectual property developed at the University to include the following:

LICENSED PATENTS AND LICENSED TECHNOLOGY

Docket No.	Title	Application Number	Date Filed
MC-272	Detecting Melanoma by Electron Paramagnetic Resonance	11/142,631	06/01/2005
MC-272.PCT	Detecting Melanoma By Electron Paramagnetic Resonance	PCT/US2005/019054	06/01/2005

Under the terms of this Agreement, STC has been issued 500,000 shares of our common stock and paid $45,000 as initial consideration for the world-wide exclusive license. Future benchmark payments are due to STC on the following schedule:

•	December 31, 2008 equal to $50,000,
•	December 31, 2010 equal to $50,000, and
•	December 31, 2011 equal to $35,000.

In addition to all other amounts payable to STC under this Agreement, we are required to pay STC royalties at the greater of (i) the minimum royalties below; or (ii) the rate of three percent (3%) of gross receipts per annual period. Said annual period shall end on December 31st of each year during the term of this Agreement. TenthGate shall pay STC the following minimum annual royalties:

•	December 31, 2006 equal to $5,000,
•	December 31, 2007 equal to $10,000,
•	December 31, 2008 equal to $25,000,
•	December 31, 2009 equal to $35,000
•	December 31, 2010 and each year thereafter equal to $55,000.

Acting through provisions of our existing strategic alliance agreement with UTEK Corporation (“UTEK”), UTEK assisted us in identifying and acquiring the described intellectual property license from STC. In connection with such assistance, UTEK was issued 800,000 shares of our common stock for a cash investment by UTEK of $40,000.

Industry Overview

Medical incubators have become part of the business scene as an innovative approach to economic development. It is one on the many facets of our medical technology venturing process that is an emerging response to changing economic conditions. Medical technology venturing is an entrepreneurial process by which institutions – universities, government, and the private sector – take and share risk in integrating and commercializing scientific research, new technologies, and business opportunities. It often links public and private infrastructures, a sound educational system, and an extensive business network.

The basic concept behind the new business / medical technology incubator – whether direct medical technology or supportive technology, urban or rural, non-profit or profit-making, public or private, locally owned or part of a chain – is to leverage entrepreneurial talent. The primary driver of a new medical / technology incubator is neither the availability of funds nor the rate of technological advance; it is the entrepreneur. New business incubators seek to maximize the potential of entrepreneurial talent within a community by providing entrepreneurs with services and support that complement their natural talents and enable them to expand their potential. The incubator can thus be a significant link between the entrepreneur, especially one who is medical / technology-oriented, and the commercialization of the product or service offered.

Risk Factors

POTENTIAL FOR FAILURE OF SMALL BUSINESSES

Nearly 50% of small businesses fail within five (5) years. There are many reasons for which businesses fail: undercapitalization, poor management, technological obsolescence, fads, recession, competition, labor problems, inflation, and scarcity of raw materials. However, studies of small business that have focused on the reasons for business failure have found the key causes to be undercapitalization and poor management. An estimated 2,000 businesses fold each year because of one serious error that was not foreseen. Nine out of ten small businesses fail because of management deficiencies – and research shows that nine out of ten causes of failure could have been foreseen. A new business / medical / technology incubator attempts to increase the chances of success and profitable output of emerging companies.

COMPETITION

Merely establishing a medical incubator is not enough in today’s environment. Businesses, even those that are being contemplated, must operate in a hypercompetitive environment between countries, states, and communities, as well as between large and small firms and among industries. The environment in which emerging firms must operate is particularly unforgiving. The ability to introduce new technologies or services to the marketplace poses several unique competitive problems. There is a gap between the firm and its potential markets. This gap results from such issues as (1) public acceptance, (2) technological obsolescence, (3) social concerns, (4) channels of distribution, (5) development of an aftermarket, (6) overseas manufacturing, and (7) the process of moving to the next market.

To help companies meet the challenge of a hypercompetitive environment and to maximize the contributions of the small business and the technology business growth sectors to American society, the promotion of new business growth has become an important facet of economic policy at the federal, state, and local levels. Building indigenous companies has become an essential element in regional economic development.

A variety of social and economic factors are stimulating medical entrepreneurial activity and thus generating more robust medical / technology output. These factors include an increasing focus on capital formation, changing institutional relationships, supportive government programs, reassessment of intellectual property, and new approaches to medical innovation.

A growing pool of capital dedicated to the entrepreneurial process is being created in the United States today. Much of the attention to this pool has been focused on venture capital – a dynamic and creative process by which capital investments in mid-growth enterprises are made, managed, and developed. Venture capital is generally available only to firms with a proven track record. Venture capitalists rarely provide seed capital – that is, capital utilized to prove a concept, to build a prototype, or to permit an entrepreneur to start a new firm.

Consequently, there is a need for mechanisms that allow entrepreneurs to reach a point at which they might be able to tap the resources of the venture capital industry. New medical / technology incubators can provide one type of mechanism. They can serve an emerging company in two financially critical ways: they can provide financial resources to assist in the startup phase of a company, and they can act as a facilitator for future financing as the company matures.

A second stimulator involves the commercialization of technology among various social institutions. The ability to transform scientific and technical developments into profitable business opportunities is at the heart of the commercialization process. Social institutions – government, industry, and nonprofit organizations – are important sources of research and development. Other institutions – government laboratories, industry, universities and colleges, and other non-profit institutions – directly perform research and development functions. These institutions are looking for innovative ways to collaborate, to promote entrepreneurial activity, and to diffuse technology while they reap the rewards of their intellectual property assets. Within each of these institutions are potential entrepreneurs, for whom a medical technology incubator can provide the opportunity to commercialize their ideas and visions.

A third stimulant to the entrepreneurial process is the proactive role of federal, state, and local governments. The federal government is actively seeking to fund and support technological efforts that have the potential for commercialization. Through agency quotas or “set-asides” to small high technology companies, through innovative efforts at the Small Business Administration, through a growing innovative programs such as the Small Business Innovation Research Program, the federal government is encouraging high-technology small business formation and growth. State and local governments are also finding innovative mechanisms to support entrepreneurial activities: direct funding of research and development, development of high-technology initiatives, establishment of research and development parks and science centers, emphasis on quality educational programs, tax incentives, and increasing emphasis on indigenous company formation and growth. Local governments are cooperating with state and federal government initiatives, even to the point of providing facilities, resources, and expertise to promote new business activity.

Fourth, universities, federal laboratories, industry and research consortia are undertaking major reassessment of policies and approaches to intellectual property because of hyper competition. This is particularly important to many emerging high-technology companies. Since each of these institutions is producing entrepreneurs who take their ideas and innovations to the marketplace, it is becoming more important to reassess patents, licenses, royalties, and the general ownership of scientific and technological developments. Given the growing collaborative relationships that are developing between business, government, and academia, and given their more direct attempts to transfer technology to the marketplace, there are likely to be increasing numbers of entrepreneurs seeking opportunities to commercialize their ideas and innovations.

A fifth stimulant to new business development is the removal of barriers to innovation through the establishment of an environment favorable to entrepreneurial activity. The removal of barriers has been accomplished on many levels, including federal, state, and local governments and industry. On the national level, the federal government has encouraged the transfer of technology from federal laboratories and has encouraged formation of research consortia by modifying anti-trust laws. Many state governments have repealed tax laws that are considered disadvantageous to technology-oriented firms, have enacted special education laws to help keep and attract highly qualified personnel to local employment, and have endeavored to create an environment conducive to entrepreneurship. Many corporations, recognizing that entrepreneurship increases productivity, have established flexible corporate cultures to accommodate entrepreneurial activity. Some have even established venture pools and incubator units to invest in entrepreneurial oriented employees.

Successful entrepreneurship takes a wide variety of talents. However, it is rare to find a potential entrepreneur who combines the technical expertise necessary for medical / technological innovation with the business acumen necessary for successful product commercialization. One concept that has developed in the last five years to facilitate the development of entrepreneurial creativity and education is the corporate innovative incubator unit.

We are attempting to build a company designed to assist entrepreneurs in developing their business skills in an environment that promotes medical / technology commercial developments. In this environment, aspiring entrepreneurs have more freedom to be creative, since their energies can be devoted to product development rather than the rigors of obtaining financing or managing an organization. During this period, the entrepreneur is associated with other entrepreneurs who are facing similar difficulties, providing an association that should help solve problems and stimulate the entrepreneur’s drive for success.

An incubator cannot only be an organization, but it can also be a physical unit. Incubators can start as a single building or group of buildings in which participating entrepreneurs can be housed together to interact spontaneously. For a nominal fee, the institution sponsoring the incubator may provide secretarial support, duplicating services, accounting services, technical editing help, computer equipment, conference space, health and other benefit packages, and access to university facilities and expertise.

Organizationally, incubators differ from one another because of their varying priorities. Priorities are different because of the funding that supports the incubator unit. Funding sources for these units include federal, state, and local governments, communities, universities, private individuals and foundations, and corporations. Incubators can be associated with any of these funding sources to varying degrees and, therefore, have similar goals but different priorities. The general goals of incubators are to develop firms and to stimulate entrepreneurship. Incubators may seek to develop jobs, create investment opportunities for college endowments, expand a tax base for local government, enhance the image of college technical programs, speed the transfer of technological innovation from the academic and research worlds to industry, fill a perceived gap in venture capital financing by improving the quality of locally based entrepreneurial talent, and build a core of indigenous companies.

Many of the first incubators were university related. The advantages of being on or near a university campus are numerous: library facilities; exposure to state of the art technical thinking and equipment; access to undergraduates – a cheap and technically skilled labor pool; a creative environment; and potential employment as a lecturer. Companies within the incubator profit from the resources of the university in a variety of ways. They may benefit from having the best available talent when they need it without having to carry that high-priced talent on their payroll. Further, these companies receive the stimulus and catalytic effect associated with working alongside exceptional professionals from outside their organization.

In summary, we are seeking to become a blend of a medical / technology incubator and a holding company focused on the acquisition and development of life changing health related medical technologies once specific technologies have passed through their incubation phase. Via successful managerial techniques including patent applications and protections, we are well positioned and structured to support, oversee and encourage specific medical / technological advances. While such medical technology sponsorship can often be considered risky, via a blend of hands on management, technological synergism, asset protection, cost containment and portfolio management, risks can be reduced in order to maximize the potential of our medical holding company’s opportunities.

Services Provided

Once control of the innovation has been achieved, we will implement a standard business evaluation to determine specific levels of resources appropriate for the development of each technology acquired. This could range from applying a high percentage of our existing cash and intellectual capital resources for a very promising technology, (e.g. one offering a high return on investment (ROI) to our shareholders), to canceling development of a technology completely if further evaluation reveals the product does not appear to offer a reasonable ROI. At the point when proof of concept and commercial potential and scope is determined with reasonable certainty, the company may seek additional Intellectual Propriety protections if deemed necessary.

Acquired technologies will follow three basic (3) pathways:

1. They will become part of our portfolio technologies to be developed either internally, out-licensed, or leveraged into a partnership, joint venture, etc; or

2. If an acquired innovation warrants further development in order to reinforce its proof of concept, market potential, etc., but is subsequently deemed outside of the scope of our mission, such innovations would be targeted for sale to an appropriate buyer under mutually acceptable terms; or

3. Technologies may be acquired for future development if they are deemed strategically appropriate to our mission. Reasons for such delays in development may range from awaiting development of synergistic technologies needed to fully develop our acquired IP to limitations of cash and other resources available to be applied to the innovation at that time.

Our Business Model

We are developing and continually refining our business model to achieve greater levels of productivity and efficiency. We are presently dependent to a great extent upon the experience, abilities and continued services of our two officers and directors, Tim Novak and R. Paul Gray. The loss of services of either Mr. Novak or Mr. Gray could have a material adverse effect on our business, financial condition or results of operation. It is also essential that we attract and retain new human resources in support of company operations and governance.

The value proposition for us and ours stakeholders comes from our disciplined methodology and ability to:

•	Effectively identify and then acquire or joint venture innovative technologies under fair and reasonable terms

•	Apply an adequate and appropriate mix of funding venues, management expertise, effective governance and practical guidance to advance the development of acquired technologies

•

Finally, to make the critical decision on whether or not the technology should be commercialized, joint ventured or sold to a more strategically appropriate partner with shareholder value as a paramount objective

Rapidly increasing value proposition

A	F	M	Z
Concept	Early Stage	Later Stage	Mature

There is a spectrum of development for any company or technology that takes it from initial concept to market maturity – from point A to point Z, for example. Our strategic emphasis is to acquire technologies or opportunities from a point in early stage development but past proof of concept (say point, F) and advance that technology or company to a higher plane of business development (say point, M). This advancement of opportunity under our guidance and resources may translate to increased commercial viability, acquisition by another compatible company or improved capital structure for the acquired technology but the end result will be an increase in the value proposition for shareholders.

The unique value proposition for our shareholders comes from several aspects:

•

Our ability to take companies, particularly innovative healthcare related companies, from points F to M in an effective way utilizing our combined experiences in delivering significant return on investment

•	Our ability to attract and properly utilize reasonably priced capital for the innovations

•	Our unique ability to properly align the innovations with capital, management, operational support and proper governance

•	Favorable capital structure which allows early shareholders to be in a unique holding position of a public company shares

•	We are not limited to a specific size or venue of transaction

Targeted Acquisition Valuations Methodologies

We have and will continue to apply various valuation methodologies to help determine the potential return on investment for targeted acquisitions as well as feasibility for product/service development. As such, we engaged Dr. Kenneth E. Lehrer of Houston, Texas for an initial 12 month period starting August 25, 2005, to provide Financial Consulting Services in support of the Company’s mission as a medical technology holding company. We renewed this agreement upon the anniversary of its inception for an additional twelve months. Consideration paid to Dr. Lehrer for this service was 100,000 restricted shares of our common stock per year and a one-time administrative fee of $2,500. Dr. Lehrer is an Economist who holds four degrees from New York University which include; Bachelor of Science (Finance), Master of Business Administration (Banking), Master of Arts (Economics and a Doctorate in Urban Economics. His firm, Lehrer Financial and Economic Advisory Services, formed in 1982, will assist us in our strategic business development, market feasibility analysis and intellectual property valuations which will support our management. Dr. Lehrer is a member of numerous professional organizations to include the National Association of Business Economists, American Academy of Economic and Financial Experts and American Law and Economists Association. He served as an Adjunct Professor of Finance at the University of Houston, Graduate School of Business Administration for approximately 20 years. Dr. Lehrer will also provide objective economic expertise to support our mission. One mission essential service will be to help exact fair market value from targeted technologies.

 Information Systems

Our primary management information systems are centralized and controlled in our corporate headquarters in Reston, VA. We have developed and currently operate an information system computer server that allows both on-site and secured remote service access to our management. These systems provide us with secure, fast, detailed information access to facilitate our operations.

Regulation

The healthcare and biotech new products industry is subject to extensive and complex international, federal and state laws and regulations. The FDA approval process is our initial primary focus. Two of our three existing technologies are FDA approved at this time. We plan to utilize strategic vendors to assist us in refining and streamlining the FDA technology approval process to allow our products to reach our targeted consumers in a timely fashion.

GOVERNMENT REGULATION - FDA APPROVAL

Regulation by governmental authorities in the United States and foreign countries maybe a significant factor in the development, manufacture and marketing of our current and future products and services. It is anticipated that virtually all of the products developed by us will require regulatory approval by governmental agencies prior to commercialization.

Prior to entering commercial distribution, all medical devices must undergo FDA review under one or two basic review procedures: a Section 510(K) pre-market notification (“510(K)”), or a pre-market approval application (“PMA”).

A 510(K) notification is generally a relatively straightforward filing submitted to demonstrate that the device in question is “substantially equivalent” to another legally marketed device. The term “substantially equivalent” for 501(K) purposes does not mean that a product is not unique. Rather it means that a product can be categorized with existing products for sterilization and safety purposes. Pursuant to 21 C.F.R. 807.100(b), the “FDA will determine that a device is substantially equivalent to a predicate device using the following criteria: (1) the device has the same intended use as the predicate device; and (2) [t]he device: (i) has the same technological characteristics as the predicate device; or (ii)(A) has different technological characteristics, such as a significant change in the materials, design, energy source, or other features of the device from those of the predicate device; (B) the data submitted establishes that the device is substantially equivalent to the predicate device and contains information, including clinical data if deemed necessary by the Commissioner, that demonstrates that the device is as safe and as effective as a legally marketed device; and (C) does not raise different questions of safety and effectiveness than the predicate device.” Approval under this procedure is typically granted within ninety (90) days if the product qualifies, however, this procedure may take longer. For any medical device cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or effectiveness of the device or that constitute a change to the intended use of the device will require a new 510(k) submission.

When the product does not qualify for approval under the 510(K) procedure, the manufacturer must file a PMA which shows that the product is safe and effective in its intended use. The pre-market approval process begins with an animal test that lead to the preparation of an Investigational Device Exemption (“IDE”) granted by the FDA on review of the animal test data. Once the IDE has been granted, human clinical trial may commence with a small population in tightly controlled environments. If successful, a larger human clinical trial may be conducted using several diverse testing sites and population groups. Data from both clinical trials is then summarized submitted to the FDA. If the FDA determines that there is reasonable assurance that the device is safe and effective for its intended purpose, it will grant approval to market the device. This requires a significantly longer FDA review after the date of filing, and the time and costs of performing the necessary trials before the results are known represent a significant risk to the development of new devices.

In the past, our products have been cleared by the FDA under the 501(K) expedited form of pre-market review or have not required FDA approval. To the extent the Company develops products for use in more advanced surgical procedures, the regulatory process may be more complex and time consuming. Some of our potential future products may require lengthy human clinical trials and the PMA application relating to class III medical devices. There is no assurance that funds will be available to conduct clinical trials or other expenses necessary to obtain a PMA. During any review period, there is the risk of entry by competitors and risk of changes in the marketplace prior to market approvals being obtained.

We are also subject to routine inspection by the FDA and state agencies for compliance with Good Manufacturing Practice requirements, Medical Device Reporting requirements and other applicable regulations. Noncompliance with applicable requirements can result in warning letters, import detentions, fines, civil penalties, injunctions, suspensions or losses of regulatory approvals, recall or seizure of products, operating restrictions, refusal of the government to approve product export applications or allow us to enter into supply contracts, and criminal prosecution. Delays in receipt of, or failure to obtain, regulatory clearances and approvals, or any failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

Overseas, the degree of government regulation affecting us varies considerably among countries, ranging from stringent testing and approval procedures in certain locations to simple registration procedures in others, while in some countries there is virtually no regulation of the sale of our products.

ITEM 2.	DESCRIPTION OF PROPERTY

Through January 31, 2006, we operated out of our officers’ homes at no cost to us. No amounts were ascribed to the value of this rent in our consolidated statements of operations because of insignificance. In January 2006, we entered a six month operating lease agreement for our office facility located at 1900 Campus Commons Drive, Suite 100, Reston, Virginia 20191 (which lease has been renewed for another six month period ending January 31, 2007 under the same terms), a twelve month operating lease agreement for reception services, and a month-to-month operating lease agreement for a storage facility for inventory and business records. Total rent expense for the year ended July 31, 2006 was $8,904.

ITEM 3.	LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

There is presently no public market for our common stock.

Holders

As of October 28, 2006, there are 19 holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. While we currently do not anticipate paying any cash dividends in the foreseeable future on our common stock as we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Limited sales of shares and warrants for a total of $37,500 occurred between November 1, 2005 and June 30, 2006 pursuant to our Regulation D rule 506 private placement memorandum. In addition, we issued additional shares pursuant to our existing technology search and acquisition agreement with UTEK Corporation and to other professionals for consulting services rendered.

 Equity Compensation Plan Information

The following table sets forth certain information as of July 31, 2006, with respect to stock compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation
Plans approved by
Security holders	-	N/A	-

Equity compensation
Plans not approved
By security holders	-	N/A	2,000,000
Total	-	N/A	2,000,000

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States Dollars.

Critical Accounting Policies and Estimates

In connection with the issuance of Securities and Exchange Commission FR-60, the following disclosure is provided to supplement our accounting policies in regard to significant areas of judgment. We are required to make certain estimates and assumptions in connection with our preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. These estimates also impact the reported amount of net earnings during any period. Actual results could differ from our estimates. Because of the size of the financial statement elements to which they relate, some of our accounting policies and estimates have a more significant impact on our financial statements than others. We have identified the following significant accounting policies and estimates.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our long-lived assets at July 31, 2006 and believe they are recoverable. However, the valuation and recoverability of our intangible assets (which arise from licensing agreements as discussed above) represent significant estimates for the following reasons:

1.     The initial valuation of our licensing agreements was substantially based on the fair value of our common stock. Because of the small number of transactions that have occurred with respect to our shares, and because our shares are not publicly traded, the fair value of our common shares is in large part determined by our Board of Directors, and/or the vendor estimate of the fair value of the services rendered.

2      Through the date of this filing, we have not generated any cash flow from our licenses for Ice Baton or with STC. The recoverability of our intangible assets (i.e. the licenses) is dependent upon us being able to generate future cash flow from these assets in an amount at least equal to their carrying amounts.

As of July 31, 2006, the carrying amounts of these assets approximate $907,000. If we are unable to generate adequate cash flow in the future from the use of these assets (as discussed above), then we will in all likelihood be required to record an impairment loss for the amount by which the carrying values of the assets exceeds their fair values.

In addition, we are subject to various contingencies arising from royalties payable as follows:

•

Pursuant to terms of a licensing agreement with Behive, Ltd, on a quarterly basis for a period of fifteen years beginning with the calendar quarter ended December 31, 2006, we are required to pay a royalty of the greater of $10,000, or 4% of sales of products that incorporate the licensed technology. Because the cost of any royalties in excess of $10,000 per quarter is not determinable at this time, we have only included the fair value of the $10,000 royalty stream in the determination of the cost of the licensing agreement. In accordance with SFAS 141, any additional amounts paid under this arrangement will be reflected as a purchase price adjustment in the year in which the costs are incurred.

•

Pursuant to terms of a licensing agreement with STC, on a quarterly basis, we are required to pay 30% of all income directly attributable to the licensed patents, net of all sales and other taxes. On an annual basis beginning with the calendar year ended December 31, 2006, we are required to pay a royalty of the greater of the minimum annual royalty payment for a particular year or 3% of gross receipts from licensed products during that year. Minimum annual royalty payments are:

•	$5,000 for the annual period ending December 31, 2006
•	$10,000 for the annual period ending December 31, 2007
•	$25,000 for the annual period ending December 31, 2008
•	$35,000 for the annual period ending December 31, 2009
•	$55,000 for the annual period ending December 31, 2010 and each year thereafter

We are also required to pay three milestone payments as follows:

•	$50,000 upon the earlier to occur of: i) the first commercial sale of a licensed product, or ii) December 31, 2008
•	$50,000 upon the earlier to occur of: i) the first commercial sale of a licensed product incorporating molecular imaging, or ii) December 31, 2010
•	$35,000 upon the earlier to occur of: i) the first commercial sale of a licensed product incorporating molecular assay, or ii) December 31, 2011

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

As a result, it is possible that our required cash outflows for royalty payments, as well as the actual royalties payable could increase significantly in the future.

Revenue Source

Our only current source of revenue is from the sale of SutureMate surgical assist device through a single source distributor, DeRoyal Medical. Current sales volumes are not sufficient to off-set our operational expenses. We require an immediate infusion of capital to continue operating and executing our business plan.

PLAN OF OPERATIONS

We will continue to seek, evaluate and acquire additional life changing technologies. These acquisitions are being contemplated using our common stock as consideration for the transactions. No binding obligations have been signed as of the time of this filing. We intend to complete two (2) acquisitions within the next 12 months.

Over a five year period, we intend to acquire and foster approximately ten (10) meaningful, life changing, innovative technologies. It is anticipated that most technologies targeted for acquisition would be initially valued in the range of $100,000 to $1 million dollars depending on whether the patent is acquired outright or if an exclusive license is obtained. We would target an exponential return on investment of such acquisitions related to the purchase price. We will look to leverage our stock, if necessary, for these acquisitions in order to protect our cash resources. The strength of our stock price will determine whether or not our stock would be an appropriate currency for acquisition and at what levels. Shareholder dilutive effect will be balanced with upside potential return. Certain technologies may require “fenced capital raises” specific to the company or IP acquired, especially larger projects that are determined to be capital intense.

Assuming we complete a $500,000 private placement of our stock (“PPM”) by the end of our second fiscal quarter (January 31, 2007), we anticipate expanding commercial marketing and distribution for our two FDA approved products, SutureMate and Ice Baton. This will include economist research, product integration and distribution consulting and product sampling to potential customers. Based upon the results of this discovery, an appropriate marketing, sales and distribution plan for each product will be developed and implemented based upon the availability of required capital resources determined, which will also have to be raised with either debt or equity. We anticipate this capital requirement to be in the $1,000,000 to $5,000,000 range.

We are also in the application process for grant funds through The Research Corporation (TRC) in New Mexico. This grant, if awarded, would specifically be used to support further development of our Melanoma Detection technologies and such research is required to take place within the State of New Mexico. We plan to secure research and development space at the Lovelace Respiratory Institute in Albuquerque in order to locate near Dr. Graham Timmins, our targeted chief research officer from the University of New Mexico Medical School of Pharmacy. We are requesting $200,000 as matching funds to our PPM discussed above. This is a competitive grant program, and there is no guaranty that grant funds will be awarded to us. If we are successful in this endeavor, the TRC application should be awarded by January 31, 2007.

We will require additional human resources support in order to execute our business plan. We anticipate the addition of the following full-time positions to be phased in over the next 12 months: Operations Manager, Product Development Manager, Chief Financial Officer and Executive Administrative Assistant. These positions will be located in our Reston, VA office for which will need to expand our current space to accommodate.

Upon completion of our anticipated PPM, we plan to file an SB-2 registration statement and NASD 15c211 to move us to fully reporting and trading status.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2006, we had $477 in cash and current liabilities approximating $647,000. However, as of October 9, 2006 approximately $470,000 of accrued payroll to our officers included in such balance was forgiven by our officers, and as such the $470,000 will be credited to additional paid in capital during the first quarter of the fiscal year ended July 31, 2007. The existing employment agreements with these officers will remain in force as written.

Historically, our principal working capital need has been for technology acquisitions, compliance and basic operations. Our principal source of cash to fund our working capital needs have come from cash infusions from our officers and various other equity investments. During 2006 and 2005, we used cash of approximately $139,600 and $69,000, respectively for operating activities. These outflows, as well as a cash payment of $45,000 for a licensing agreement, have been funded by shareholder notes and advances, as well as proceeds from sales of our common stock. In 2006, we received two loans totaling $60,000 from our President. The loans are unsecured, earn 8% simple interest and have been extended to November 18, 2006. As of July 31, 2006, the outstanding balance of principal and interest due under the notes was $62,847. We also received zero interest shareholders cash advances from our Vice President of Business Development for $5,000 and our President for $18,000, totaling $23,000 as of July 31, 2006, which amounts are due upon demand.

As we grow our operations, our need for working capital will increase as we anticipate that our general and administrative expenses will average a minimum of $30,000 during each of the twelve months beginning in November 2006. We anticipate these expenses will be funded through a combination of cash generated by operations, and cash infusions from debt or equity capital. Our projected expenses do not include any costs that may be incurred for additional technology acquisitions. We expect to be able to finance future acquisitions whether with cash provided from operations, borrowings, debt or equity offerings, or some combination of the foregoing, however there can be no assurance that we will identify any additional suitable business or acquisition opportunity in the future, or even if we locate a suitable target, that we would be successful in consummating such acquisition, or that we will be able to profitably manage the business.

On October 12, 2006, we completed an interim funding arrangement for $100,000. The funding was in the form of convertible notes with simple interest of 10%. The notes (including interest earned) are convertible into our common stock at a price between $0.05 and $0.25 per share, the conversion price to be determined by the either the price of the next a private offering of common stock or equity securities, convertible into common stock yielding gross proceeds of at least $2,000,000; or the date on which the common stock first trades on an exchange or interdealer quotation system. We may elect to pay the note at any time without penalty. Warrants will be calculated and issued at a rate of 2.4 warrants per each dollar of principal and interest paid, whether satisfied with either cash or a stock conversion. The warrants are pre-set at a price of $0.10/share and are valid for a period of 5 years.

As of October 24, 2006, we have approximately $30,000 in cash, which amount is not adequate to meet our capital requirements for the next twelve months. Because we do not expect to generate significant cash from operations in the next year, our plans include raising capital under the aforementioned PPM, and keeping cash commitments and expenditures to a minimum until such time as an appropriate amount of capital can be secured. However there is no assurance that we will secure adequate capital to meet our cash requirements. If we are unsuccessful in our efforts to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

RESULTS OF OPERATIONS FOR THE YEAR ENDED JULY 31, 2006 COMPARED TO THE YEAR ENDED JULY 31, 2005

Revenues

Revenue decreased 77 % to $4,037 for the year ended July 31, 2006 from $17,415 for the year ended July 31, 2005, a decrease of $13,378. The decrease in revenues was attributable to a decrease in SutureMate surgical assist device sales for the period, which decrease was due to our lack of required capital necessary for both current and expansion activities related to product marketing, sales and distribution channels.

Costs of Revenue

Costs of revenue decreased by 71%, to $2,730 for 2006 from $ 9,500 for 2005, a decrease of $6,770. The decrease was attributable to the decrease in sales of SutureMate surgical assist device.

Other Operating Expenses

Other operating expenses declined approximately 8% to $868,737 for the year ended July 31, 2006 as compared to $942,578 for the year ended July 31, 2005. These expenses included non-cash items of approximately $385,200 and $723,000, as well as officer compensation and benefits of approximately $351,100 and $87,000 during the respective years ended July 31, 2006 and 2005. As mentioned above, substantially all of this officer compensation was accrued as of July 31, 2006, and such accrued salaries were forgiven by our officers in October 2006.

Non-cash stock-based compensation for the year ended July 31, 2006 was $342,083 compared to $691,500 for the year ended July 31, 2005, a 49% decline. This decline was attributable to our use of fewer consultants, and to a much lesser extent, a reduction of the fair value of our common shares.

Officer compensation increased approximately 300% from $87,000 for the year ended July 31, 2005 to approximately $351,100 for the year ended July 31, 2006. This increase was primarily caused by the hiring a third officer to serve as full-time CFO between January 1, 2006 and May 31, 2006, and because 2006 was the first full year of both our CEO and Vice Presidents of Business Development’s employment agreements.

Interest expense declined to approximately $35,000 for the year ended July 31, 2006 from approximately $43,000 in the year ended July 31, 2005. Substantially all of this interest expense was non-cash as it resulted from the amortization of the discounts on our royalties payable. This decline also resulted from a lesser amount of indebtedness to our officers in fiscal year end 2006 as compared to the preceding fiscal year as we converted approximately $324,300 of interest bearing indebtedness to equity in January 2005.

ITEM 7.	FINANCIAL STATEMENTS

[Letterhead of Kingery & Crouse, P.A.]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of TenthGate, Inc. and subsidiary:

We have audited the accompanying consolidated balance sheet of TenthGate, Inc. and subsidiary (the “Company”) as of July 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended July 31, 2006 and 2005 and the period March 31, 2003 (date of incorporation) to July 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2006, and the results of its operations and cash flows for the years ended July 31, 2006 and 2005 and the period March 31, 2003 (date of incorporation) to July 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes A and C to the consolidated financial statements, the Company is in the development stage, has suffered recurring losses from operations and will require a significant amount of capital to proceed with its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kingery & Crouse, P.A.

Tampa, FL

October 27, 2006

TENTHGATE, INC. AND SUBSIDIARY

(A development stage enterprise)

CONSOLIDATED BALANCE SHEET AS OF JULY 31, 2006

ASSETS

CURRENT ASSETS:
Cash	$477
Inventories	1,000
Prepaid expenses and other current assets	6,760
Total current assets	8,237

INTANGIBLE ASSETS (net of accumulated amortization of $75,024)	907,252

TOTAL	$915,489

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued and other liabilities	$45,601
Current portion of royalties payable	45,000
Due to related parties	556,333
Total current liabilities	646,934
ROYALTIES PAYABLE (net of current portion and unamortized discounts of $835,537)	479,463
Total liabilities	1,126,397

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 150,000,000 shares authorized; 14,339,600 shares issued and outstanding	14,340
Additional paid-in capital	1,693,440
Deferred stock compensation	(14,167)
Deficit accumulated during the development stage	(1,904,521)
Total stockholders’ deficit	(210,908)

TOTAL	$915,489

See notes to consolidated financial statements.

TENTHGATE, INC. AND SUBSIDIARY

(A development stage enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JULY 31, 2006 AND 2005, AND THE PERIOD MARCH 31, 2003

(DATE OF INCORPORATION) TO JULY 31, 2006

	For the year ended July 31, 2006	For the year ended July 31, 2005	For the period March 31, 2003 (date of incorporation) to July 31, 2006
REVENUES	$4,037	$17,415	$32,702
COSTS OF REVENUES	2,730	9,500	17,480

GROSS PROFIT	1,307	7,915	15,222

OTHER OPERATING EXPENSES:
Officer compensation and benefits	351,073	87,000	468,073
Stock based compensation and consulting	342,083	691,500	1,033,583
Professional fees	102,538	113,295	215,833
Amortization	43,074	31,950	75,024
Other	29,970	18,833	48,803
Total other operating expenses	868,738	942,578	1,841,316

LOSS FROM OPERATIONS	(867,431)	(934,663)	(1,826,094)

INTEREST EXPENSE	35,248	43,179	78,427

NET LOSS	$(902,679)	$(977,842)	$(1,904,521)

NET LOSS PER SHARE:
Basic and diluted	$(.07)	$(.52)

Weighted average number of shares outstanding – basic and diluted	13,123,700	1,889,740

See notes to consolidated financial statements.

TENTHGATE, INC. AND SUBSIDIARY

(A development stage enterprise)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED JULY 31, 2006 AND 2005, AND FOR THE PERIOD MARCH 31, 2003 (DATE OF INCORPORATION) TO JULY 31, 2006

	Common Stock		Additional Paid-in	Common Stock	Deferred Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Compensation	Deficit	Total
Balances, March 31, 2003	-	$-	$-	$-	$-	$-	$-

Founders Shares at $.001	-	-	-	10,000		-	10,000

Net loss	-	-	-	-		-	-

Balances, July 31, 2003	-	-	-	10,000	-	-	10,000

Net loss	-	-	-	-	-	(24,000)	(24,000)

Issuance of shares to Power 3 Medical Products, Inc.	1,000	1	-	-	-	-	1

Balances, July 31, 2004	1,000	1	-	10,000	-	(24,000)	(13,999)

Issuance of Common Stock:

For settlement of related party notes payable at $.50 per share	648,600	649	323,651	-	-	-	324,300

For consulting services at $.50 per share	240,000	240	119,760	-	-	-	120,000

For cash at $0.50 per share	40,000	40	19,960	-	-	-	20,000

For cash at $0.05 per share	1,270,000	1,270	62,230	-	-	-	63,500
Stock based compensation on above shares sold at $0.05	-	-	571,500		-		571,500

Issuance of Founder’s shares	10,000,000	10,000	-	(10,000)	-	-	-

Forgiveness of related party interest	-	-	9,729	-	-	-	9,729

Net loss	-	-	-	-	-	(977,842)	(977,842)

Balances, July 31, 2005	12,199,600	12,200	1,106,830	-	-	(1,001,842)	117,188

Issuance of Common Stock:

For cash at $0.50 per share	75,000	75	37,425	-	-		37,500

							(Continued)
						-

	Common Stock		Additional Paid-in	Common Stock	Deferred Stock	Accumulated
	Shares	Amount	Capital	Subscribed	Compensation	Deficit	Total

For cash at $0.05 per share (see Note G)	800,000	800	119,200	-	-	-	120,000

For consulting services at $0.50 per share	440,000	440	219,560	-	(170,000)	-	50,000

For consulting services at $0.15 per share	75,000	75	11,175	-	-	-	11,250

For employment agreement at $0.50 per share	250,000	250	124,750	-	-	-	125,000

Issuance of shares to pursuant to the acquisition licensing agreement with Science and Technology Corporation @ UNM	500,000	500	74,500	-	-	-	75,000

Amortization of deferred compensation	-	-	-	-	155,833	-	155,833

Net loss	-	-	-	-	-	(902,679)	(902,679)

Balances, July 31, 2006	14,339,600	$14,340	$1,693,440	$-	$(14,167)	$(1,904,521)	$(210,908)

See notes to consolidated financial statements.

28

TENTHGATE, INC. AND SUBSIDIARY

(A development stage enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JULY 31, 2006 AND 2005, AND THE PERIOD MARCH 31, 2003 (DATE OF INCORPORATION) TO JULY 31, 2006

	For the year ended July 31, 2006	For the year ended July 31, 2005	For the period March 31, 2003 (date of incorporation) to July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(902,679)	$(977,842)	$(1,904,521)
Adjustments to reconcile net loss to net cash used by
operating activities:
Amortization of intangible assets	43,074	31,950	75,024
Non-cash interest expense	32,038	43,179	65,488
Stock based compensation and consulting	342,083	691,500	1,033,583
Changes in assets and liabilities, net:
Prepaid expenses and other current assets	(1,760)	(4,110)	(6,760)
Inventories	-	5,110	-
Accrued and other liabilities	44,351	1,250	55,330
Accrued payroll included in due to related parties	303,333	140,000	473,333
NET CASH USED BY OPERATING ACTIVITIES	(139,560)	(68,963)	(208,523)

CASH USED BY INVESTING ACTIVITIES-
Cash paid for licensing agreement with Science & Technology Corporation	(45,000)	-	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder notes and advances	83,000	-	83,000
Proceeds from sales of common stock	92,500	78,500	171,000
CASH PROVIDED BY FINANCING ACTIVITIES	175,500	78,500	254,000

NET CHANGE IN CASH	(9,060)	9,537	477

CASH, BEGINNING OF PERIOD	9,537	-	-

CASH, END OF PERIOD	$477	$9,537	$477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

			Continued

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock subscription advances issued for common stock subscribed	$-	$-	$10,000
Assets acquired through assumption of liabilities and conveyance of equity securities (see Note G)	$434,050	$503,226	$937,276
Common stock issued for related party notes payable	$-	$324,300	$324,300
Accrued interest payable forgiven and included in capital	$-	$9,729	$9,729

See notes to consolidated financial statements.

TENTHGATE, INC. AND SUBSIDIARY

(A development stage enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

TenthGate, Inc. (“Tenthgate” the “Company”) was initially incorporated under the laws of the state of Nevada as Power 3 Medical, Inc. in March 2003. The Company is a medical holding company that is strategically positioned to acquire, create and implement specialty healthcare, bio-tech products and service solutions designed to enhance effectiveness, viability and well being. To date, the Company has been primarily engaged in the business of manufacturing and distributing a medical device known as SutureMate®, which is currently selling commercially at small levels and provides a unique niche in the needle stick prevention area. The license to sell the SutureMate product was acquired through a divestiture between Power 3 Medical Products, Inc., a New York corporation and TenthGate via a Distribution Agreement and Technology Transfer Agreement dated May 11, 2004. The consideration for the license was 1,000 shares of TenthGate common stock.

During the fiscal year ended July 31, 2005, pursuant to the terms of an acquisition agreement dated May 24, 2005, TenthGate, Inc, purchased all of the issued and outstanding shares of Edmonds5, Inc. (a Delaware publicly traded development stage company with minimal financial position and/or operations “Edmonds”) for $39,500 (consisting of cash of $38,500 and liabilities assumed of $1,000). Because this entity had no assets identifiable or otherwise, Tenthgate treated the purchase price as an expense on the books and records of Edmonds. Since the transaction was accounted for as a purchase, the Company’s 2005 consolidated results of operations only include the results of operations of the entity since the date of acquisition, however such revenues, expenses, net loss and net loss per share would not have changed significantly if the Company had included such amounts for Edmonds for the entire year ended July 31, 2005.

On August 18, 2005, TenthGate was merged into Edmonds. Each share of common stock outstanding of TenthGate at such time (12,199,600 shares) was converted into and exchanged for one share of Edmonds common stock. On September 1, 2005, the name of the company was changed to TenthGate Incorporated (a Delaware company).

Management is actively seeking acquisition of additional life changing technologies to add to its portfolio, and has acquired the following intangible assets since its inception:

•

The worldwide exclusive right to a product known as the Ice Baton® was acquired through the purchase of all the issued and outstanding shares of Ice Therapies, Inc. (a Florida corporation) which was a private development stage company with minimal financial position and/or operations. The Ice Baton provides an innovative, natural ice treatment of hemorrhoids, which avoids the possible complications associated with chemical topical ointment treatments. Ice Baton has been approved by the Food and Drug Administration, has received approval in Europe, and is selling commercially at minimum levels in England.

•	A license to use the patents related to melanoma detection by electron paramagnetic resonance that were developed by Science & Technology Corporation @ University of New Mexico.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (collectively “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our consolidated financial statements are prepared using the accrual method of accounting. Because we have not generated significant revenues, we are considered to be in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Accordingly, some of our accounting policies and procedures have not yet been established.

Revenue Recognition

Our revenue recognition policy is consistent with the criteria set forth in Staff Accounting Bulletin 104 – Revenue Recognition in Financial Statements (“SAB 104”) for determining when revenue is realized or realizable and earned. In accordance with the requirements of SAB 104 we recognize revenue when (1) persuasive evidence of an arrangement exists; (2) delivery of our products has occurred; (3) our price to our customer is fixed or determinable; and (4) collectibility of the sales price is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies (see Note G) as well as the valuation and recoverability of long-lived assets (which valuation is largely attributable to the value of our stock that is not currently being traded). The markets for our products are characterized by intense price competition and evolving standards both of which could impact the future recoverability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Income Taxes

We compute income taxes in accordance with Financial Accounting Standards Statement No. 109 “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to differences between the tax bases of assets and liabilities and their financial statement carrying amounts. Also, the effect on deferred taxes of a change in tax rates is recognized in income in the period that included the enactment date. Temporary differences between financial and taxable reporting arise primarily from differences in the tax bases of assets arising from the Edmonds acquisition, and interest expense attributable to the amortization of the discounts on the royalties payable.

Financial Instruments

We believe the book value of our accrued and other liabilities approximates their fair values due to their short-term nature . We also believe the book values of our royalties payable approximates their fair values as the interest rates used to discount such liabilities approximates what we believe is a market rate for liabilities having similar risk exposure. It was not practicable to estimate the fair value of the due to related parties because (i) a significant portion of the balance was forgiven subsequent to year end (see Note I) and because of the nature of the other liabilities included in such balance (i.e. stockholder notes and advances which do not have readily determinable fair market values).

Loss Per Common Share

We compute net loss per share in accordance with Statement of Financial Accounting Standards Board Statement No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. With the exception of the warrants discussed at Note F, we did not have any common stock equivalents outstanding during any of the periods included in the accompanying consolidated statements of operations. Because of this, and because we have generated net losses for each of the periods in the accompanying consolidated financial statements; basic and diluted net loss per share are identical for each of these periods.

Statements of Cash Flows

For purposes of the statements of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Intangible Assets

Our intangible assets arise from the purchase of Ice Therapies, Inc. and the Licensing Agreement with Science and Technology Corporation at the University of New Mexico (see Note G). The intangibles were recorded at cost and are being amortized over a period of fifteen years (the estimated useful lives of the licensing agreements) on a straight-line basis. Total amortization expense for the five years ended July 31, 2011 is expected to approximate $327,400.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We evaluated our long-lived assets at July 31, 2006 and believe they are recoverable.

Unamortized Discounts

Unamortized discounts resulting from royalties payable under our licensing agreements (see Note G) are being amortized to interest expense over the estimated useful lives of the licensing agreement (15 years) using the interest method.

Stock Based Compensation

We account for equity instruments issued to employees for services based on the fair value of the equity instruments issued and account for equity instruments issued to those other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

Recent Pronouncements

We do not expect that the adoption of any recent accounting pronouncements will have a material impact on our consolidated financial statements.

NOTE C – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficit of approximately $639,000 as of July 31, 2006, and will continue to have ongoing requirements for substantial additional capital investment to implement our business plan over the next several years. Because we do not expect that we will generate significant cash from operations in the next year, our plans include raising capital under a private placement memorandum in the next year (see Note F). Cash commitments and expenditures will be kept to a minimum until such time as an appropriate amount of capital can secured. However there is no assurance that we will secure adequate capital to meet our cash requirements. These factors, among others, indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE D – INCOME TAXES

Because we recognized losses for both financial and tax reporting purposes during each of the periods in the accompanying consolidated statements of operations, no provisions for income taxes and/or deferred income taxes payable have been provided for in the accompanying consolidated financial statements. The significant components of our net non-current deferred income tax asset as of July 31, 2006 (assuming an effective income tax rate of 39.5%) are approximately as follows:

Non -current deferred income tax asset:

Intangible assets	$13,700
Royalty payable	27,400
Net operating loss carryforwards	217,000
Subtotal	258,100
Less valuation allowance	(258,100)

Non-current deferred income tax asset	$-

At July 31, 2006, we had total net operating loss carryforwards of approximately $573,000 for income tax purposes. The significant difference between our deficit and net operating loss carryforwards are primarily attributable to the effect of permanent differences arising from the following:

•	Stock based compensation recorded as a result of common stock issued to our officers; and

•	Accrued payroll to our officers of approximately $470,000 which is considered to be a permanent difference as it was forgiven by such officers subsequent to July 31, 2006.

Assuming that future stock issuances do not trigger a “change in control”, these carryforwards will be available to offset future taxable income in various years ended July 31, 2026. The current and non-current deferred income tax assets and related benefits for income taxes are not recorded in the accompanying consolidated financial statements because we established valuation allowances to fully reserve such assets, as their realization did not meet the required asset recognition standards established by SFAS 109. The valuation allowance increased by approximately $94,000 during the year ended July 31, 2006.

NOTE E – STOCK COMPENSATION PLAN AND STOCK BASED COMPENSATION

In June 2005, we adopted the 2005 Stock Compensation Plan (the “Plan”), which allows for 2,000,000 shares of our common stock to be issued to officers, directors, employees, consultants and attorneys who provide services to us Our board of directors (or a committee designated by the board) has complete authority to administer and issue shares pursuant to the Plan. The exercise price of any incentive stock options awarded under the Plan shall not be less than 100% of the fair market value of the shares on the date of grant. The Plan expires in June 2015. No stock options have been issued under this plan.

During the year ended July 31, 2006, we issued the following shares of our common stock as consideration for various services by consultants:

Description of Service	Value of Service	Shares Issued
Strategic agreement with UTEK Corporation	$120,000	240,000
Technology services	50,000	100,000
Financial and valuation consulting services	11,250	75,000
Professional search and placement services	50,000	100,000
Employment agreement	125,000	250,000

Totals	$356,250	765,000

The value of these services is generally based on the number and fair value of shares issued (as determined by our Board of Directors as we have had a limited number of stock sales since our inception). The total of $356,250 above, less deferred compensation of $14,167 existing at July 31, 2006 has been included in stock based compensation and consulting expense in the accompanying 2006 consolidated statements of operations.

In connection with our regular review of accounting estimates, we reviewed the estimated fair value of our common stock which we have issued in exchange for services, acquisition, and licensing activities. Through March 31, 2006, we used a value of $0.50 per share to value non-cash transactions in our stock. This value was derived from the estimation of value that determined the marketing price of our Private Placement Offering of stock initiated November 1, 2005 (See Note F).

Upon review it became apparent to us around April 1, 2006, that our efforts in this Private Placement were not going to be successful and we would have to attempt an offering at a lower price. Subsequently, we engaged Sequence Investment Partners, LLC, to perform a solicitation of investment for our company and after consultation with them, we have determined that the value of our shares currently approximates $.15 per share (and we anticipate pricing our next private placement memorandum at such cost per share). As a result, transactions in our common stock since April 1, 2006, have been valued at $0.15 per share unless cash consideration in the transaction was higher.

NOTE F – PRIVATE PLACEMENT MEMORANDUM

We opened a private placement offering for $1,000,000 on November 1, 2005. Prior to its close on June 30, 2006, we were offering a maximum of 2,000,000 Units for $0.50 per Unit (each unit consisted of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.75 within one year of the date the Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors on a best efforts basis. The offering resulted in the sale of 75,000 shares of common stock with total proceeds of $37,500, which amount was released to us upon subscription as there was no required minimum escrow amount under the offering. We expect to re-price the shares issued under this offering to equal the shares that will be issued under our upcoming private placement, through which we anticipate issuing shares of our common stock for

$.15 per share. Accordingly, the re-pricing of these shares will result in us issuing an additional 175,000 shares of our common stock to these investors.

These securities were offered in reliance upon an exemption from registration under the Securities Act, which exemption depends upon the existence of certain facts, including, but not limited to, the requirements that the securities are not being offered through general advertising or general solicitation, advertisements or communications in newspapers, magazines or other media, or broadcasts on radio or television, and that the private placement memorandum would be treated as confidential by the persons to whom it is delivered.

NOTE G – INTANGIBLE ASSETS AND ROYALTIES PAYABLE

Purchase of Ice Therapies, Inc.

On August 10, 2004, primarily for the purpose of acquiring a worldwide license to distribute Ice Baton®, we purchased all of the common stock of Ice Therapies, Inc. for total consideration of $480,150 (consisting of 144,033 restricted common shares of stock of PWRM.OB having a value of approximately $324,300 and the assumption of liabilities having a fair value of approximately $179,900 under a Licensing Agreement with the manufacturer of Ice Baton®). The purchase price was allocated to the following assets:

Inventories	$1,000
Licensing Agreement (including the net royalty liability above of $179,900)	503,226

Total	$504,226

Since the transaction was accounted for as a purchase, our 2005 consolidated results of operation only included the results of operations of the entity since the date of acquisition. Our 2005 revenues, expenses, net loss and net loss per share would not have changed significantly if we had included such amounts for Ice Therapies, Inc. for the entire year ended July 31, 2005.

Pursuant to terms of the Licensing Agreement, on a quarterly basis for a period of fifteen years beginning with the quarter ended September 30, 2006, we are required to pay a royalty of the greater of $10,000, or 4% of sales of products that incorporate the licensed technology. We discounted this royalty stream using a discount rate of 15% and such discount is being amortized over the 15 year term, and no residual value has been assumed to exist. Because the cost of any royalties in excess of $10,000 per quarter was not and is not determinable, we have only included the fair value of the $10,000 royalty stream in the determination of the cost of the licensing agreement. In accordance with SFAS 141, any additional amounts paid under this arrangement will be reflected as a purchase price adjustment in the year in which the costs are incurred.

Licensing Agreement Purchased in 2006

During the year ended July 31, 2006, we signed a license agreement with Science & Technology Corporation @ University of New Mexico (the “Licensor”) for the grant of license for patents related to melanoma detection by electron paramagnetic resonance. On April 13, 2006, consideration was paid to the Licensor in the amount of 500,000 restricted shares of our common stock valued at $.15 per share. The value of these shares ($75,000), as well as $45,000 of cash we paid to the Licensor, and

$80,000 of value attributable to the 800,000 shares we issued to UTEK as discussed below has been included in Intangible Assets as of July 31, 2006. In addition, as mentioned below, the fair value of the future stream of royalties payable is included in the balance of the intangible. No residual value has been assumed to exist.

In connection with this agreement on April 13, 2006, we accepted a subscription agreement from UTEK for 800,000 restricted shares of our common stock at an offering price of $.05 per share as negotiated and accepted under the terms of our existing technology search agreement with UTEK. These shares and investment were issued and accepted to facilitate the closing of the transaction with Science and Technology Corporation @ University of New Mexico (the “Licensor”). Because these shares were sold at a discount to the estimated fair value of our shares of $0.15 per share in consideration for the facilitation of the transaction, the difference of $0.10 per share or $80,000 was attributed to the acquisition cost of the intangible asset.

Pursuant to terms of the licensing agreement, on a quarterly basis, we are required to pay 30% of all income directly attributable to the licensed patents, net of all sales and other taxes. On an annual basis beginning with the calendar year ended December 31, 2006, we are required to pay a royalty of the greater of the minimum annual royalty payment for a particular year or 3% of gross receipts from licensed products during that year. Minimum annual royalty payments are:

•	$5,000 for the annual period ending December 31, 2006
•	$10,000 for the annual period ending December 31, 2007
•	$25,000 for the annual period ending December 31, 2008
•	$35,000 for the annual period ending December 31, 2009
•	$55,000 for the annual period ending December 31, 2010 and each year thereafter

We are also required to pay three milestone payments as follows:

1)	$50,000 upon the earlier to occur of: i) the first commercial sale of a licensed product, or ii) December 31, 2008
2)	$50,000 upon the earlier to occur of: i) the first commercial sale of a licensed product incorporating molecular imaging, or ii) December 31, 2010
3)	$35,000 upon the earlier to occur of: i) the first commercial sale of a licensed product incorporating molecular assay, or ii) December 31, 2011

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

NOTE H – OTHER COMMITMENTS

On June 8, 2005 we entered into one year employment contracts with both our CEO and Executive Vice President. Under these contracts, their base salaries were initially set at $150,000 per annum. The contracts are renewable and upon the first anniversary were renewed at the same rate of pay. At the discretion of our board of directors, a bonus may be paid to these officers based upon on our gross revenues increasing during the period. The bonus amount may not exceed 100% of the officers’ gross salaries. The officers are also to receive business related benefits, and fringe benefits on the same basis as the highest executives of our company. The agreements may be terminated by either party with the following general conditions. If we terminate the agreements for cause we are required to provide a 30 day notice and pay and provide compensation and benefits for 90 days, if not for cause, we are required to provide a 90 day notice and we shall pay and provide compensation and benefits for either 6 months or 3 months, depending upon the effective date of termination.

Through January 31, 2006, we operated out of our officers’ homes at no cost to us. No amounts have been ascribed to the value of this rent in the accompanying consolidated statements of operations because of insignificance. In January 2006, we entered a six month operating lease agreement for our facility (which lease has been extended through January 2007), a twelve month operating lease agreement for reception services, and a month-to-month operating lease agreement for a storage facility for inventory and business records. Rent expense under all operating leases during the years ended July 31, 2006 and 2005 approximated $8,500 and $0, respectively.

In August 2005, we engaged a financial consulting firm to provide us with services related to our strategic business development, market feasibility analyses and intellectual property valuations. In connection with these services we issued the firm 100,000 shares of our common stock, valued at $.50 per share and a one time administrative fee of $2,500 in cash. We renewed this agreement upon the anniversary of its inception for an additional twelve months.

NOTE I – OTHER RELATED PARTY TRANSACTIONS

Core Concepts, LLC (“CCLLC”) a privately held Virginia corporation owned by our officers transferred to us 144,033 restricted common shares of stock of Power 3 Medical Products, Inc.(PWRM.OB) having a value of approximately $324,300 as of August 10, 2004. As discussed at Note G, this stock was then utilized as consideration by us to facilitate our purchase of Ice Therapies, Inc. In connection with the transfer of stock, we issued CCLLC a 13 month promissory note in the amount of $324,300, at 6% annual interest. The terms of the note allowed CCLLC to convert the principal and any accrued interest into shares of our common stock after January 1, 2005. During February 2005, CCLLC elected to receive common stock and we issued them 648,600 shares, valued at $0.50 per share in full payment of the promissory note. Accrued interest on such note of approximately $9,400 was forgiven by CCLLC and recorded as additional paid-in capital.

Shortly after the divestiture of TenthGate from Power 3 Medical Products, Inc. (see Note A), we agreed to issue 10,000,000 shares of our common stock to our officers for $10,000 (or at par value), which amount was considered to represent the fair value of our common stock at such time. The receivable arising from this transaction was recovered in 2005 when the shares were issued.

During the year ended July 31, 2005, CCLLC purchased 1,310,000 shares of our common stock, at prices ranging from $.05 to $.50 per share, for $83,500 (this amount included a stock subscription receivable of $15,000; substantially all of which was recovered in fiscal year July 31, 2006). Because our shares had a fair value of $.50 per share during the time they were being purchased (as evidenced by other issuances of shares for services) we recorded stock based compensation expense of $571,500 during the year ended July 31, 2005 as a result of the issuance of shares at $.05. We have agreed to afford piggyback registration rights to CCLLC for any shares it holds in the event we register shares in the future.

At July 31, 2006, the due to related parties in the accompanying consolidated balance sheet arises from the following:

Description	Terms	Amounts

Accrued compensation to our officers	None	$473,333
Promissory note from our President on September 19, 2005	Unsecured with interest at 8%, due November 18, 2006	10,000
Promissory note from our President on January 17, 2006	Unsecured with interest at 8%, due November 18, 2006	50,000
Stockholder advances	None	23,000

Total		$556,333

Subsequent to July 31, 2006, our officers forgave the accrued compensation above. As a result, the liability for such amount will be eliminated, and the balance reflected as an increase in additional paid in capital in our subsequent financial statements.

NOTE J – OTHER SUBSEQUENT EVENTS

Interim Funding

On October 12, 2006, we completed an interim funding arrangement for $100,000. The funding was in the form of convertible notes with simple interest of 10%. The notes (including interest earned) are convertible into our common stock at a price between $0.05 and $0.25 per share, the conversion price to be determined by the either the price of the next a private offering of common stock or equity securities, convertible into common stock yielding gross proceeds of at least $2,000,000; or the date on which the common stock first trades on an exchange or interdealer quotation system. This note may be prepaid at any time without penalty. Warrants will be calculated and issued at a rate of 2.4 warrants per each dollar of principal and interest paid, whether satisfied with either cash or a stock conversion. The warrants are pre-set at a price of $0.10/share and are valid for a period of 5 years.

Shareholder Advance

In August 2006 we accepted a shareholder advance from Thomas Dula for $7,500 to assist us in operational cash flow. These funds are due upon demand.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 19, 2005, the board of directors of Edmonds approved the dismissal of Gately & Associates, LLC (“Gately & Associates”) as independent auditor for the Company.

The Company engaged, Kingery & Crouse, P.A. of Tampa, Florida, as its new independent auditors as of August 19, 2005.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2006. Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any significant changes to our internal controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken. Our President again resumed the role of Chief Financial Officer as of June, 1, 2006 upon the departure of L. Joy Putnam who served in this capacity from January 1, 2006 to May 31, 2006.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of July 31, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors:

Name	Age	Position
R. Paul Gray	43	Executive Vice President Business Development, Secretary, Treasurer, Director
Tim Novak	43	President, Chief Executive Officer, Chief Financial Officer and Director

Business Experience

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

R. Paul Gray is the managing member of Core Concepts, LLC and is based in the greater Washington, D. C. area. He has served as one of the founding members of Core Concepts, LLC since June 2002. He is considered a financial expert under the rules promulgated by the major stock exchanges. Mr. Gray has more than 16 years of experience in Big Four accounting and consulting firms (Ernst & Young and KPMG) serving and consulting with many public and private companies.

He has extensive experience with private and public companies on financial, compliance and audit matters and has a deep background in the healthcare industry. Mr. Gray is a member of several public company boards (United Therapeutics, Inc. NASDAQ:UTHR and TenthGate, Inc.) and sits on various compensation and audit committees. He has been the Chief Financial Officer of several development stage companies most recently Power 3 Medical Products, Inc. OTCBB: PWRM and serves in an acting Executive capacity for Core Concept client’s from time to time. He is the Secretary and Treasurer of TenthGate Incorporated www.tenthgate.biz and their executive vice president of business development. He is a panel judge for the TIME (The Integration of Management and Engineering) Business Launch Competition and International Nano Technology Competition at Case Western Reserve University. Mr. Gray is also a judge and advisor to the West Virginia University Entrepreneurial Program. He is a graduate of West Virginia University with a Bachelor of Science degree in accounting in 1985.

Tim Novak is the Senior Member of Core Concepts., LLC. He has served as a founding member of Core Concepts, LLC serving the southwest Florida market since June 2002. He served as Chairman, President and CEO of Power 3 Medical Products, Inc., a fully reporting public company through May 18, 2004. He currently is chairman and chief executive officer of TenthGate Incorporated, a fully reporting medical holding company based in Reston, Virginia www.tenthgate.biz. His professional work experience has centered on corporate organizational development, compliance and stakeholder value creation in both the public and private settings. He has held a series 6 & 63 license with NASD and worked as an independent agent building custom financial programs designed to assist clients in building net worth.

He has an extensive healthcare background working at the senior executive level and served as a board member for many public and private companies as well as non-profit organizations. He is a panel judge for the TIME (The Integration of Management and Engineering) Business Launch Competition and International Nano Technology Competition at Case Western Reserve University. Mr. Novak is

also a judge and advisor to the West Virginia University Entrepreneurial Program. He was a founding member of The Hardin County Education Foundation, Inc. and served as an advisory board member for South Central Bank & Trust. He is a Hardin County Schools Distinguished Alumni. He graduated from Bowling Green State University with a Bachelor of Science degree in biological science and holds a Masters of Science in Administration from Central Michigan University.

 Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

 Audit Committee

We have decided to forego establishing an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so. We do not have a financial expert serving on the Board of Directors or employed as an officer in this capacity based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert under Item 401(e) of Regulation S-B is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to us. To the best of our knowledge, reports required to be filed were timely filed in fiscal year ended July 31, 2006.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our goal is to expand our leadership position within the medical holding company sector in the United States. On June 8, 2005 we entered into one year employment contracts with both our CEO and Executive Vice President. Under these contracts, their base salaries were initially set at $150,000 per annum. The contracts are renewed at the first anniversary under the same terms. At the discretion of our board of directors, a bonus may be paid to these officers based upon on our gross revenues increasing during the period. The bonus amount may not exceed 100% of the officers’ gross salaries. The officers are also to receive business related benefits, and fringe benefits on the same basis as the highest executives of our company. The agreements may be terminated by either party with the following general conditions. If we terminate the agreements for cause we are required to provide a 30 day notice and pay and provide compensation and benefits for 90 days, if not for cause, we are required to provide a 90 day notice and we shall pay and provide compensation and benefits for either 6 months or 3 months, depending upon the effective date of termination.

The following information relates to compensation received by our President, Chief Financial Officer and Vice President of Business Development of the Company in fiscal year ending July 31, 2006.

Summary Compensation Table

Annual Compensation					Long-Term Compensation
Name and Principal Position	Fiscal Year	Other Salary	Annual Bonus	Restricted Underlying Awards	Stock Compensation	Securities Options (No. of Shares	All Other Compensation
Tim Novak, President, CEO, CFO, Director	2006 2005	$150,000 $43,500 (1)	- -	- -	- -	- -	- -
R. Paul Gray, VP, Director	2006 2005	$150,000 $43,500 (1)	- -	- -	- -	- -	- -
L. Joy Putnam, CFO	2006 2005	$51,073 - (2)	- -	- -	$125,000 -	250,000	- -
Total	2006	351,073	-	-	125,000	250,000	-

1.	No salary or benefits were paid during this fiscal year, or any previous years.
2.

Annual pay rate from January 1, 2006 to March 31, 2006 was $100,000. Annual pay rate increased to $120,000 from April 1, 2006 to May 31, 2006. Ms. Putnam resigned effective May 31, 2006 and we owed her a total of $7,500 as of July 31, 2006. The amount has been paid subsequent to such date.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned based upon total common shares issued of 15,819,600 as of October 24, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common	Tim Novak (1)	5,000,000	31.6%

Common	R. Paul Gray (2)	5,000,000	31.6%

Common	UTEK Corporation (3)	1,280,000	9.1%
Common	Sequence Investment Partners, LLC	1,000,000	6.3%
Common	L. Joy Putnam (4)	250,000	1.6%

Common	Core Concepts, LLC (5)	1,958,600	12.4%
Officers and Directors As a Group (2)	Tim Novak, R. Paul Gray	11,958,600	75.6%

(1)	Founders shares purchased at par value for $5,000 in cash consideration
(2)	Founders shares purchased at par value for $5,000 in cash consideration
(3)

Based on the following: (i) 480,000 shares of our common stock issued for technology search services; (ii) 800,000 shares of common stock issued pursuant our existing agreement and $40,000 cash consideration.

(4)	Former CFO, shares issued pursuant new officer role and responsibilities.
(5)	Core Concepts, LLC is owned equally by our officers, Tim Novak and R. Paul Gray. These shares were issued based on cash and stock consideration totaling approximately $447,000.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Core Concepts, LLC (“CCLLC”) a privately held Virginia corporation owned by our officers transferred to us 144,033 restricted common shares of stock of Power 3 Medical Products, Inc.(PWRM.OB) having a value of approximately $324,300 as of August 10, 2004. This stock was then utilized as consideration by us to facilitate our purchase of Ice Therapies, Inc. In connection with the transfer of stock, we issued CCLLC a 13 month promissory note in the amount of $324,300, at 6% annual interest. The terms of the note allowed CCLLC to convert the principal and any accrued interest into shares of our common stock after January 1, 2005. During February 2005, CCLLC elected to receive common stock and we issued them 648,600 shares, valued at $0.50 per share in full payment of the promissory note. Accrued interest on such note of approximately $9,400 was forgiven by our officers and recorded as additional paid-in capital.

Shortly after the divestiture of TenthGate from Power 3 Medical Products, Inc. (see Note A), we agreed to issue 10,000,000 shares of our common stock to our officers for $10,000 (or at par value), which amount was considered to represent the fair value of our common stock at such time. The receivable arising from this transaction was recovered in 2005 when the shares were issued.

During the year ended July 31, 2005, CCLLC purchased 1,310,000 shares of our common stock, at prices ranging from $.05 to $.50 per share, for $83,500 (this amount included a stock subscription receivable of $15,000 which was recovered in fiscal year July 31, 2006). Because our shares had a fair value of $.50 per share during the time they were being purchased (as evidenced by other issuances of shares for services) we recorded stock based compensation expense of $571,500 during the year ended July 31, 2005 as a result of the issuance of shares at $.05. We have agreed to afford piggyback registration rights to CCLLC for any shares it holds in the event we register shares in the future.

Due to Related Parties in the accompanying consolidated balance sheet arises from the following:

Description	Terms	Amounts

Accrued compensation to our officers	None	$473,333
Promissory note from our President on September 19, 2005	Unsecured with interest at 8%, due November 18, 2006	10,000
Promissory note from our President on January 17, 2006	Unsecured with interest at 8%, due November 18, 2006	50,000
Stockholder advances	None	23,000

Total	$556,333

Subsequent to July 31, 2006, our officers forgave the accrued compensation above. As a result, the liability for such amount will be eliminated, and the balance reflected as an increase in additional paid in capital in our subsequent financial statements.

ITEM 13.	EXHIBITS LIST

Method of Filing	Exhibit Number	Exhibit Title

	31.1	Certification of Tim Novak pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Tim Novak pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended July 31, 2006, we were billed approximately $25,000 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended July 31, 2005, we were billed approximately $18,000for professional services rendered for the audit of our financial statements.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended July 31, 2006 and July 31, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

TenthGate Incorporated

By:	/s/ Tim Novak
TIM NOVAK
Chief Executive Officer

Dated:	October 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Tim Novak Tim Novak	Director President Chief Executive Officer Chief Financial Officer	October 30, 2006
/s/R. Paul Gray R. Paul Gray	Executive Vice President Business Development, Secretary, Treasurer, Director	October 30, 2006

TENTHGATE INCORPORATED

FINANCIAL CODE OF ETHICS

As a public company, it is of critical importance that Tenthgate Incorporated (“Tenthgate”) filings with the Securities and Exchange Commission be accurate and timely. Depending on their position with Tenthgate, employees may be called upon to provide information to assure that Tenthgate’s public reports are complete, fair, and understandable. Tenthgate expects all of its employees to take this responsibility seriously and to provide prompt and accurate answers to inquiries related to Tenthgate’s public disclosure requirements.

Tenthgate’s Finance Department bears a special responsibility for promoting integrity throughout Tenthgate, with responsibilities to stakeholders both inside and outside of Tenthgate. The Chief Executive Officer (CEO), Chief Financial Officer (CFO), and Finance Department personnel have a special role both to adhere to the principles of integrity and also to ensure that a culture exists throughout Tenthgate as a whole that ensures the fair and timely reporting of Tenthgate’s financial results and conditions. Because of this special role, the CEO, CFO, and all members of Tenthgate’s Finance Department are bound by Tenthgate’s Financial Code of Ethics, and by accepting the Financial Code of Ethics, each agrees that they will:

-	Act with honesty and integrity, avoiding actual or actual conflicts of interest in personal and professional relationships.

-

Provide information that is accurate, complete, objective, relevant, timely and understandable to ensure full, fair, accurate, timely, and understandable disclosure in the reports and documents that Tenthgate files with, or submits to, government agencies and in other public communications.

-	Comply with the rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

-	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

-

Respect the confidentiality of information acquired in the course of one’s work, except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one’s work will not be used for personal advantage.

-	Share job knowledge and maintain skills important and relevant to stakeholders needs.

-	Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and in the community.

-	Achieve responsible use of, and control over, all Tenthgate assets and resources employed by, or entrusted to yourself, and your department.

-	Receive the full and active support and cooperation of Tenthgate’s Officers, Sr. Staff, and all employees in the adherence to this Financial Code of Ethics.

-

Promptly report to the CEO or CFO any conduct believed to be in violation of law or business ethics or in violation of any provision of this Code of Ethics, including any transaction or relationship that reasonably could be expected to give rise to such a conflict. Further, to promptly report to the Chair of Tenthgate’s Audit Committee such conduct if by the CEO or CFO or if they fail to correct such conduct by others in a reasonable period of time.