Form 10QSB
period 2006-10-31
TENTHGATE INC
filed 2006-12-18
CIK 1309056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006

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

As of December 15, 2006, there were 33,739,200 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes [	] No ☒

TENTHGATE INCORPORATED AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

Item 1. Financial Statements.

TENTHGATE INCORPORATED AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$19,177
Inventories	1,000
Prepaid expenses and other current assets	7,966
Total current assets	28,143
INTANGIBLE ASSETS-LICENSING AGREEMENTS (net of accumulated amortization of $94,425)

887,851

Deferred stock issuance costs	200,000

TOTAL	$1,115,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued and other liabilities	$14,456
Current portion of royalties payable	38,333
Notes payable	100,000
Due to related parties	169,548
Total current liabilities	322,337

ROYALTIES PAYABLE (net of current portion and unamortized discount of $814,310)
497,554
Total liabilities	819,891

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 150,000,000 shares authorized; 31,639,200 shares issued and outstanding
31,639
Additional paid-in capital	2,445,474
Deferred stock based compensation	(67,500)
Deficit accumulated during the development stage	(2,113,510)
Total stockholders’ equity	296,103

TOTAL	$1,115,994

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE

(Unaudited)

	Three Months Ended	Three Months Ended	Inception Through
	October 31, 2006	October 31, 2005	October 31, 2006

REVENUES	$-	$4,037	$32,702

COSTS OF REVENUES	-	2,730	17,480

GROSS PROFIT	-	1,307	15,222

OTHER OPERATING EXPENSES:
Officer compensation and benefits	79,740	75,000	547,813
Stock based consulting	42,667	28,333	1,076,250
Professional fees	21,424	19,039	237,257
Amortization	19,401	7,986	94,425
Other	22,613	5,228	71,416
Total other operating expenses	185,845	135,586	2,027,161

LOSS FROM OPERATIONS	(185,845)	(134,279)	(2,011,939)

INTEREST EXPENSE	23,145	4,772	101,571

NET LOSS	$(208,990)	$(139,051)	$(2,113,510)

NET LOSS PER SHARE-
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	30,176,800	24,899,600

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended	Three Months Ended	Inception Through
	October 31, 2006	October 31, 2005	October 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(208,990)	$(139,051)	$(2,113,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible asset	19,401	7,986	94,425
Non-cash interest expense	21,425	4,680	86,913
Stock based compensation	42,667	28,333	1,076,250
Changes in assets and liabilities, net:
Accounts receivable	-	(4,037)	-
Prepaid expenses	(1,206)	(5,200)	(7,966)
Royalties payable	(10,000)	-	(10,000)
Accrued and other liabilities	(31,145)	86,420	24,185
Due to related parties	79,048	-	552,380
NET CASH USED IN OPERATING ACTIVITIES	(88,800)	(20,869)	(297,323)

CASH USED IN INVESTING ACTIVITIES- Cash paid for licensing agreement with Science and Technology Corporation
	-	-	(45,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable (net)	100,000	-	100,000
Proceeds from related party notes payable and advances	7,500	-	90,500
Proceeds from sales of common stock	-	13,000	171,000
CASH PROVIDED BY FINANCING ACTIVITIES	107,500	13,000	361,500

NET CHANGE IN CASH	18,700	(7,869)	19,177

CASH, BEGINNING OF PERIOD	477	9,537	-

CASH, END OF PERIOD	$19,177	$1,668	$19,177

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

SUPPLEMENTAL DDISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Stock subscription advances issued for common stock subscribed	$-	$-	$10,000
Common stock issued for deferred stock issuance costs	$200,000	$-	$200,000
Officer’s salaries forgiven	$470,000	$-	$470,000
Assets acquired through assumption of liabilities and conveyance of equity securities	$-	$-	$937,276
Common stock issued for related party notes payable	$-	$-	$324,300
Accrued interest payable forgiven and included in additional paid-in capital	$-	$-	$9,729

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

TenthGate Incorporated. (“Tenthgate” the “Company”) was initially incorporated under the laws of the state of Nevada as Power 3 Medical, Inc. in March 2003. The Company is a medical holding company that is strategically positioned to acquire, create and implement specialty healthcare, bio-tech products and service solutions designed to enhance effectiveness, viability and well being. To date, the Company has been primarily engaged in the business of manufacturing and distributing a medical device known as SutureMate®, which is currently selling commercially at small levels and provides a unique niche in the needle stick prevention area. The title to all related technologies for the SutureMate product was acquired through a divestiture between Power 3 Medical Products, Inc., a New York corporation and TenthGate via a Distribution Agreement and Technology Transfer Agreement dated May 11, 2004. The consideration for the license was 2,000 shares of TenthGate common stock.

During the fiscal year ended July 31, 2005, the Company purchased all of the issued and outstanding shares of Edmonds5, Inc. (a Delaware publicly traded development stage company with minimal financial position and/or operations “Edmonds”) for $39,500 (consisting of cash of $38,500 and liabilities assumed of $1,000). Because this entity had no assets identifiable or otherwise, TenthGate treated the purchase price as an expense on the books and records of Edmonds.

On August 18, 2005, TenthGate was merged into Edmonds. Each share of common stock outstanding of TenthGate at such time (24,399,200 shares) was converted into and exchanged for one share of Edmonds common stock. On September 1, 2005, the name of the company was changed to TenthGate Incorporated (a Delaware company).

On October 31, 2006, the Board of Directors declared a 2 for 1 stock split, on each share of Common Stock outstanding on November 14, 2006, effective on November 17, 2006. All references to the number of shares, and related par values, in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split as though it occurred at the date of the Company’s incorporation.

Management is actively seeking acquisitions of additional life changing technologies to add to its portfolio, and has acquired the following intangible assets since its inception:

•

The worldwide exclusive right to a product known as the Ice Baton® was acquired through the purchase of all the issued and outstanding shares of Ice Therapies, Inc. (a Florida corporation) which was a private development stage company with minimal financial position and operations. The Ice Baton provides an innovative, natural ice treatment of hemorrhoids, which avoids the possible complications associated with chemical topical ointment treatments. Ice Baton has been approved by the Food and Drug Administration, has received approval in Europe, and is selling commercially at minimum levels in England.

•

A world-wide exclusive license to use, develop and commercialize certain patents and technologies related to melanoma detection by electron paramagnetic resonance that were developed by Dr. Graham Timmins, PhD at the University of New Mexico and held by Science & Technology Corporation @ University of New Mexico (STC).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary (collectively “we”, “us”, “our”). All significant intercompany accounts and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements included in our Form 10-KSB filing on October 30, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies as well as the valuation and recoverability of deferred stock issuance costs (which are only recoverable if we raise at least $200,000 under our private placement memorandum -see Note 5) and our intangible assets (see Note 6), for which the valuation is largely attributable to the value of our stock that is not currently being traded. The markets for our products are characterized by intense price competition and evolving standards both of which could impact the future recoverability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Financial Instruments

We believe the book value of our accrued and other liabilities approximates their fair values due to their short-term nature. We also believe the book values of our royalties payable approximates their fair values as the interest rates used to discount such liabilities approximates what we believe is a market rate for liabilities having similar risk exposure. It was not practicable to estimate the fair value of the due to related parties because of the nature of the liabilities included in such balance (i.e. accrued salaries to officers for which the date of payment is uncertain and stockholder advances which do not have readily determinable fair market values).

Loss Per Common Share

We compute net loss per share in accordance with Statement of Financial Accounting Standards Board Statement No. 128 “Earnings per Share” (“SFAS No. 128”) and SEC Staff Accounting Bulletin No. 98 (“SAB 98”). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the periods. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. With the exception of the warrants discussed at Note 5 we did not have any common stock equivalents outstanding during any of the periods included in the accompanying consolidated statements of operations. Because of this, and because we have generated net losses for each of the periods in the accompanying consolidated financial statements; basic and diluted net loss per share are identical for each of these periods.

Intangible Assets

Our intangible assets arise from the purchase of Ice Therapies, Inc. and the Licensing Agreement with Science and Technology Corporation at the University of New Mexico (see Note 6) The intangibles were recorded at cost and are being amortized over a period of fifteen years (the estimated useful lives of the licensing agreements) on a straight-line basis. Total amortization expense for the five years ended October 31, 2011 is expected to approximate $327,400.

Long-Lived Assets

Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” requires that long-lived assets, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets in question may not be recoverable. We believe all of our long lived assets are recoverable.

Unamortized Discounts

Unamortized discounts resulting from royalties payable under our licensing agreements (see Note 6) are being amortized to interest expense over the estimated useful lives of the licensing agreement (15 years) using the interest method.

NOTE 2 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have a working capital deficit of approximately $294,200 as of October 31, 2006 and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Because we do not expect our operating revenues to be sufficient to cover costs of operations in the immediate future, we will require equity and/or debt financing to implement our business plan. Our plans include the completion of an equity round of capital of up to $1,000,000 (see Note 5) in the next year. Cash commitments and expenditures will be kept to a minimum until such time as an appropriate amount of capital can be secured. However there is no assurance that we will secure any amount of equity capital and/or generate enough revenues to meet our cash requirements. These factors, among others, indicate that we may be unable to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK BASED COMPENSATION

The following shares of our common stock were issued to independent contractors for services rendered during the quarter ended October 31, and/or to be rendered over the period of one year from the agreement commencement dates below These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 Securities Act because of the limited number of persons involved in each transaction, the separate negotiation of each transaction with the purchaser of the securities, the absence of any public solicitation or advertising, and the restriction on such securities from resale.

Independent Contractor		Number of Shares	Agreement Commencement Date	Total Value of Stock Granted In Quarter ended October 31, 2006	Stock Based Compensation in Quarter ended October 31, 2006
Theodore Misiewicz	(1)	60,000	9/29/2006	$6,000	$6,000
Rolling Bones, LLC	(2)	100,000	8/31/2006	10,000	2,500
Thomas J. Dula	(3)	500,000	8/31/2006	50,000	12,500
Hampton Bay Trading Corp	(4)	100,000	8/31/2006	10,000	2,500
Lehrer Financial and Economic Advisory Services	(5)	200,000	8/31/2006	20,000	5,000
Total		960,000		$96,000	$28,500

In addition to the above stock based compensation, we also recognized $14,167 of stock based compensation that had been reflected as deferred compensation at July 31, 2006; accordingly, total stock based compensation was $42,667 during the current quarter. Stock based compensation was based on a price of $.10 per share, which price is equal to the price we are selling shares of our common stock for under the private placement memorandum discussed at Note 5.

The following comments apply with respect to the above mentioned issuances of our restricted common stock during the quarter ended October 31, 2006:

(1)	Shares were issued as consideration for a financial consulting agreement entered in support of our compliance and SEC reporting requirements.

(2)

Shares were issued as consideration for assisting us primarily with computer information systems development strategy, and technical reviews related to existing company properties and targeted acquisitions,

(3)	Shares were issued as consideration for assisting us primarily with prospective accounting, and strategic planning related to target technology acquisitions.

(4)	Shares were issued as consideration for assisting us primarily with strategic planning related to target technology acquisitions or merger activities.

(5)	Shares were issued as consideration for assisting us with strategic business development, market feasibility analyses and intellectual property valuations.

NOTE 4 – OTHER RELATED PARTY TRANSACTIONS

At October 31 and July 31, 2006, due to related parties consisted of the following:

Description	Terms	October 31,	July 31,

Accrued compensation to our officers	None	$75,000	$473,333
Promissory note from our President on September 19, 2005	Unsecured with interest at 8%, due November 18, 2006 (extended to January 31, 2007)	10,000	10,000
Promissory note from our President on January 17, 2006	Unsecured with interest at 8%, due November 18, 2006 (extended until January 31, 2007)	50,000	50,000
Stockholder advances	None	30,500	23,000
Interest payable		4,048	--

Total		$169,548	$556,333

During the quarter ended October 31, 2006, our officers forgave $470,000 of the accrued compensation above. As a result, the liability for such amount was eliminated, and the balance reflected as an increase in additional paid in capital. The remaining accrued officer compensation of $3,333 due to L. Joy Putnam, our former CFO, was paid during the quarter ended October 31, 2006.

NOTE 5 – OTHER SIGNIFICANT CURRENT QUARTER EVENTS

Notes Payable

On October 12, 2006, we completed an interim funding arrangement for $100,000. The funding was in the form of convertible notes with simple interest of 10%. The notes (including interest earned) are convertible into our common stock at a price between $0.05 and $0.25 per share, the conversion price to be determined by the either the price of the next a private offering of common stock or equity securities, convertible into common stock yielding gross proceeds of at least $2,000,000; or the date on which the common stock first trades on an exchange or interdealer quotation system. These notes may be prepaid at any time without penalty. Warrants will be calculated and issued at a rate of 2.4 warrants per each dollar of principal and interest paid, whether satisfied with either cash or a stock conversion. The warrants are pre-set at a price of $0.10/share and are valid for a period of 5 years.

Private Placement Opened

We are offering for sale to persons who qualify as accredited investors, through Sequence Investment Partners, LLC of Charleston, South Carolina, the placement agent (“Sequence”), a maximum of 10,000,000 Units. Each Unit consists of one share of our common stock and one common stock purchase warrant. The offering price is $0.10 per Unit. The minimum investment is $25,000; however, we and the placement agent, may elect to accept subscriptions for lesser amounts. There is minimum offering threshold of $250,000 and 2,500,000 Units. Therefore, funds received from subscribers will be held in escrow until such time as the minimum threshold has been met and subscriptions are accepted by us and the placement agent. After the minimum investment has been achieved, all investment funds accepted in this offer will be made immediately available to us by the escrow agent. The offering expires on January 31, 2007, however we may extend this offering for an additional 90 days. In connection with this private placement memorandum, we have issued 2,000,000 shares of our common stock to Sequence, and the related cost of such shares (i.e. $200,000) has been reflected as deferred stock issuance costs in the accompanying consolidated balance sheet. If the offering does not generate at least $200,000 of proceeds, we will be required to expense all or a portion of this amount in future periods.

NOTE 6– INTANGIBLES AND ROYALTIES PAYABLE

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

Inventories	$1,000
Licensing Agreement (including the net royalty liability above of
$179,000)	503,226
Total	$504,226

Pursuant to terms of the Licensing Agreement, on a quarterly basis for a period of fifteen years beginning with the quarter ended September 30, 2006, we are required to pay a royalty of the greater of $10,000, or 4% of sales of products that incorporate the licensed technology. We discounted this royalty stream using a discount rate of 15% and such discount is being amortized over the 15 year term, and no residual value has been assumed to exist. Because the cost of any royalties in excess of $10,000 per quarter was not and is not determinable, we have only included the fair value of the $10,000 royalty stream in the determination of the cost of the licensing agreement. In accordance with SFAS 141, any additional amounts paid under this arrangement will be reflected as a purchase price adjustment in the year in which the costs are incurred. We paid the first installment of $10,000 during the quarter ended October 31, 2006.

Science & Technology Corporation

During the year ended July 31, 2006, we signed a license agreement with Science & Technology Corporation @ University of New Mexico (the “Licensor”) for the grant of license for patents related to melanoma detection by electron paramagnetic resonance. On April 13, 2006, consideration was paid to the Licensor in the amount of 1,000,000 restricted shares of our common stock valued at $.15 per share. The value of these shares ($75,000), as well as $45,000 of cash we paid to the Licensor, and $80,000 of value attributable to 1,600,000 shares issued to UTEK Corporation as consideration for them facilitating the closing of the transaction as has been included in Intangible Assets. In addition, as mentioned below, the fair value of the future stream of royalties payable is included in the balance of the intangible. No residual value has been assumed to exist.

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

NOTE 7– OTHER SUBSEQUENT EVENTS

Issuance of Common Stock

On November 10, 2006, the Board of Directors authorized the issuance of 2,000,000 restricted shares of our common stock to Sequence in consideration of a 12 month business development advisory agreement. The primary duties to be performed include assisting in developing and implementing product marketing, sales and distribution, operations management, staffing and corporate structuring.

On November 13, 2006, the Board of Directors authorized the issuance of 100,000 shares of our common stock in consideration of a management consulting agreement. Duties will primarily include consulting services for the planning and execution of business capture opportunities, the pursuit and award of financial grants, and support of operations and logistics activities with planning, development and implementation of processes, methods and practices ensuring profitable performance on business endeavors, projects and programs.

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

Background

TenthGate Incorporated. (“Tenthgate” the “Company”) was initially incorporated under the laws of the state of Nevada as Power 3 Medical, Inc. in March 2003. The Company is a medical holding company that is strategically positioned to acquire, create and implement specialty healthcare, bio-tech products and service solutions designed to enhance effectiveness, viability and well being. To date, the Company has been primarily engaged in the business of manufacturing and distributing a medical device known as SutureMate®, which is currently selling commercially at small levels and provides a unique niche in the needle stick prevention area. The title to all related technologies for the SutureMate product was acquired through a divestiture between Power 3 Medical Products, Inc., a New York corporation and TenthGate via a Distribution Agreement and Technology Transfer Agreement dated May 11, 2004. The consideration for the license was 2,000 shares of TenthGate common stock.

During the fiscal year ended July 31, 2005, the Company purchased all of the issued and outstanding shares of Edmonds5, Inc. (a Delaware publicly traded development stage company with minimal financial position and/or operations “Edmonds”) for $39,500 (consisting of cash of $38,500 and liabilities assumed of $1,000). Because this entity had no assets identifiable or otherwise, Tenthgate treated the purchase price as an expense on the books and records of Edmonds.

On August 18, 2005, TenthGate was merged into Edmonds. Each share of common stock outstanding of TenthGate at such time (24,399,200 shares) was converted into and exchanged for one share of Edmonds common stock. On September 1, 2005, the name of the company was changed to TenthGate Incorporated (a Delaware company).

On October 31, 2006, the Board of Directors declared a dividend of one share of Common Stock, $.001 par value per share, on each share of Common Stock outstanding on November 14, 2006, payable on November 17, 2006 to the shareholders of record as of November 14, 2006. All references to the number of shares, and related par values, in the accompanying consolidated financial statements, notes thereto and management discussion and analysis herein have been adjusted to reflect the change as though it occurred at the date of the Company’s incorporation.

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

We apply various valuation methodologies to help determine the potential return on investment for targeted acquisitions as well as feasibility for product/service development. We have engaged Dr. Kenneth E. Lehrer of Houston, Texas for an initial 12-month period starting August 25, 2005, to provide Financial Consulting Services in support of the Company’s mission as a medical technology holding company. Consideration paid to Dr. Lehrer for this service was 200,000 restricted shares per year of our common stock and a one-time administrative fee of $2,500. This agreement was renewed in August 2006 and Dr. Lehrer was also paid $10,500 for impairment opinions on our acquired technologies related to the audit of our year-end financial statements of July 31, 2006. Dr. Lehrer is an Economist who holds four degrees from New York University which include; Bachelor of Science (Finance), Master of Business Administration (Banking), Master of Arts (Economics and a Doctorate in Urban Economics). His firm, Lehrer Financial and Economic Advisory Services, formed in 1982, will focus on our strategic business development, market feasibility analysis and intellectual property valuations which will support the Company’s management. Dr. Lehrer is a member of numerous professional organizations including the National Association of Business Economists, American Academy of Economic and Financial Experts and American Law and Economists Association. He served as an Adjunct Professor of Finance at the University of Houston, Graduate School of Business Administration for approximately 20 years.

TenthGate Target Acquisitions

We intend to complete two (2) acquisitions within the next 12 months and a minimum of ten (10) over the next 5 years. We may seek to acquire exclusive options for technologies that are synergistic to those we are already acquired.

Over a five year period, we intend to acquire and foster approximately ten (10) meaningful, life changing, innovative technologies. It is anticipated that most technologies targeted for acquisition would be initially valued in the range of $100,000 to $1 million dollars depending on whether the patent is acquired outright or exclusive license obtained. We will look to leverage our company stock, if necessary, for these acquisitions in order to protect our cash resources. The strength of our stock’s valuation will determine whether or not our stock would be an appropriate currency for acquisition and at what levels. Shareholder dilutive effect will be balanced with upside potential return. Certain technologies may require “fenced capital raises” specific to the company or IP acquired, especially larger projects that are determined to be capital intense.

Once control of the innovation has been achieved, we will implement a standard business evaluation to determine specific levels of resources appropriate for the development of each technology acquired. This could range from applying a high percentage of our existing cash and intellectual capital resources for a very promising technology, (e.g. one offering a high return on investment (ROI) to our shareholders), to canceling development of a technology completely if further evaluation reveals the product does not appear to offer a reasonable ROI. At the point when proof of concept and commercial potential and scope is determined with reasonable certainty, we may seek additional Intellectual Propriety protections if deemed necessary.

Acquired technologies will follow one of the three following pathways:

1. They become part of our portfolio technologies to be developed either internally, out-licensed, or leveraged into a partnership, joint venture, etc.

2.

If an acquired innovation warrants further development in order to reinforce its proof of concept, market potential, etc., but is subsequently deemed outside of the scope of our mission, such innovations would be targeted for sale to an appropriate buyer under mutually acceptable terms.

3.

Technologies may be acquired and shelved if deemed strategically appropriate to our mission. Reasons for such delays in development may range from awaiting development of synergistic technologies needed to fully develop our acquired IP to limitations of cash and intellectual capital resources available to be applied to the innovation at that time.

We presently own or have the rights to the following three technologies.

SutureMate®

The first property is a medical device known as SutureMate®, which is currently selling commercially through DeRoyal Medical at small levels and provides a unique niche in the OSHA mandated needle stick prevention area.

This IP is held in Atlantic Development Group, Inc., our wholly owned subsidiary.

In March 2000, the Centers for Disease Control and Prevention estimated that depending on the type of device utilized and the procedure involved 62.0% to 88.0% of sharps injuries can potentially be prevented by the use of safer medical devices. Training and education in the use of safer medical devices and safer work practices are significant elements in the prevention of precutaneous exposure incidents

The SutureMate® Suture Assist Device has the following key features:

• Allows suture needle to be “parked” between stitches for re-grasping with needle holder

• Minimizes danger to non-dominant hand

• Eliminates danger of glove perforation from tying with needle attached

• Internal groove acts as a protected knife blade to smoothly sever needle from thread

• No need to introduce additional sharps to field

• Latex safe

Ice Baton®

The second innovation for TenthGate Incorporated is Ice Baton®, for which we have acquired the worldwide exclusive rights to manufacture and sell from Behive, Ltd of Basingstoke, England (“Behive”). This license is housed in Ice Therapies, Inc., a subsidiary of Atlantic Innovations Group, Inc., which in turn is a subsidiary of TenthGate Incorporated. Ice Baton provides an innovative, natural ice treatment for hemorrhoids that avoids the possible complications and patient limitations associated with existing chemical topical ointment treatments. Ice Baton has been FDA approved and has received a CE mark for sale in Europe.

The minimum annual royalties’ payments are $40,000 US, one forth of this amount payable each quarter. The first payment of $10,000 was paid in October 2006. If greater sales levels are achieved, royalties of 4% calculated on the invoice sales values of Licensed Ice Baton after deduction of trade discounts and returns are due Behive, Ltd. Currently, no product distribution agreements have been entered or product sales made to date through Ice Therapies, Inc.

Detecting Melanoma by Electron Paramagnetic Resonance

Melanoscan is a molecular based detection and imaging of melanoma. It is based on the intrinsic and specific magnetic resonance properties of melanin. When melanin is formed, stable free radicals are ‘locked in’ within the polymers structure. The technology uses Electron Paramagnetic Resonance (EPR) to image primary melanomas, to detect metastasis and to measure melanoma prevention strategies. The unique EPR signature of melanin allows high selectivity.

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

The technology is optimized for 1.0mm – 10.0mm penetration and have already imaged animal melanomas very effectively. The company’s long-term aim is to develop a portable scanner to image lesions- analogous to NMR mouse. There is already a relationship with major manufacturer of enabling technologies.

Melanoma- metastasis responsible for most disease, as it spreads through lymph to nearest node ‘the sentinel node’ and then perhaps further. Melanoscan can perform a ‘virtual biopsy’ of the nodes to detect metastasis in situ or on excised nodes. Theory predicts a limit of about 100 cells sensitivity. The projected imaging market is 600,000 to 1.2 million imaging procedures in the United States. There are about 30,000 sentinel lymph node procedures annually in the US alone.

The technology is a melanoma imaging & metastasis detection system. The value or advantage is that there is really no other way of detecting melanomas as accurately, indicating the potential to revolutionize melanoma detection & treatment.

On April 19, 2006, TenthGate Incorporated (“TenthGate” or “Company”), a medical holding company, signed a world-wide exclusive technology license agreement with SCIENCE & TECHNOLOGY CORPORATION @ UNM (“STC”), a New Mexico nonprofit corporation with principal offices located at 801 University Blvd. SE, Suite 101, Albuquerque, NM 87106. STC has been designated by the Regents of the University of New Mexico to administer all matters pertaining to protection, utilization and commercialization of the intellectual property developed at the University to include the following:

LICENSED PATENTS AND LICENSED TECHNOLOGY

Patent Number	Title	Date
1863 043PRV	Molecular Imaging of Melanoma	10/14/2005
1863 053PRV	Molecular Assay of the UVA Protective Efficacy of Sunscreens	10/15/2004
1863 048PRV	Detecting Metastatic Melanoma in Sentiment Lymph Nodes by EPR	10/4/2004

LICENSING AGREEMENT

Under the terms of this Agreement, STC has been issued 2,000,000 shares of TenthGate’s common stock and $45,000 in cash as initial consideration for the world-wide exclusive license. Future benchmark payments are due to STC on the following schedule: December 31, 2008 equal to $50,000, December 31, 2010 equal to $50,000, and December 31, 2011 equal to $35,000. In addition to all other amounts payable to STC under this Agreement, TenthGate will pay STC an earned cumulative annual royalty on gross receipts at the rate of three percent (3%) of gross receipts per annual period. Said annual period shall end on December 31st of each year during the term of this Agreement (the “annual period”). TenthGate shall pay STC the following minimum annual royalties: December 31, 2006 equal to $5,000.00, December 31, 2007 equal to $10,000.00, December 31, 2008 equal to $25,000.00, December 31, 2009 equal to $35,000.00, December 31, 2010 and December 31st for each year thereafter equal to $55,000.00. The royalty amounts due from TenthGate to STC as earned royalties on gross receipts in each annual period shall be creditable against the minimum annual royalties for that annual period.

Acting through provisions of TenthGate’s existing strategic alliance agreement, UTEK Corporation (“UTEK”) assisted TenthGate to identify and acquire the described intellectual property license from STC. UTEK has therefore been issued 1,600,000 shares of the Company’s common stock in exchange for a cash investment by UTEK of $40,000.

Comparison of the Quarter Ended October 31, 2006 with the Quarter Ended October 31, 2005

We had no revenues during the quarter ended October 31, 2006 compared $4,037 during this same period ending October 31, 2005. Revenue since our founding has is $32,702 and came entirely from the sale of SutureMate® Suture Assist Devices. We generated no revenues during this quarter because no orders were received from our single source purchaser, DeRoyal Medical for our SutureMate safety device. Additional capital resources are needed and will be applied to increase sales and distribution of all products and capital resources this period have been directed toward technology search acquisition activities as well as corporate compliance requirements.

There were no costs of revenues in the quarter ended October 31, 2006 due to the lack of activity. Cost of revenues for the same period last year was $2,730 or approximately 68% of revenue and $17,480 since its inception or approximately 53% of revenue.

Operating expenses of $185,845 for the quarter ended October 31, 2006 included various expenses that did not require cash outlays during the current quarter; such expenses included the accrual of officer compensation in the amount of $75,000, stock-based compensation in the amount of $42,167, and amortization of $19,401. For the same quarter of the prior year operating expenses were $135,586 and related non-cash items were $75,000 in accruals of officer compensation, $28,333 in stock-based compensation, and amortization of $7,986. The category also included professional fees of approximately $21,400 and $19,000, and other expenses of approximately $22,600 and $5,200 during the respective quarters ended October 31, 2006 and 2005. The increase in other expenses resulted primarily because of expenses incurred in our efforts to raise funds and investigate new technologies.

Liquidity and Capital Resources

During this reporting period the majority our cash resources have been directed toward professional fees and services required to maintain required compliance and to investigate new technologies. Cash requirements were funded with proceeds from sales of our common stock, and issuance of notes payable. Although the two company employees have accrued salaries, no payments have been as of the date of this filing. It is anticipated that employment agreements will be honored upon receipt of appropriate funding. At this time company operations are being conducted in the personal residences of the two principal officers at no cost to the company.

On October 31, 2006 we had cash of $19,177 and we currently require cash in the amount of approximately $15,000 per month to fund continuing operations, excluding employment agreements and professional fees. This requirement is projected to increase to approximately $75,000 per month beginning January 1, 2007 if company operations are ramped up, key employees are hired and our physical plant is established.

We commenced a private placement for $1,000,000 on November 20, 2006. We are offering a maximum of 10,000,000 Units for $0.10 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.20 within two year of the date the Units are purchased). The Units are being offered to persons who qualify as accredited investors and to a limited number of sophisticated investors, on a best efforts basis. There is minimum offering threshold of $250,000 and 2,500,000 Units. Therefore, funds received from subscribers will be held in escrow until such time as the minimum threshold has been met and subscriptions are accepted by us and the placement agent. After the minimum investment has been achieved, all investment funds accepted in this offer will be made immediately available to us by the escrow agent. The offering expires on January 31, 2007, however we may extend this offering for an additional 90 days. No proceeds have been received under this arrangement through the date of this filing.

In connection with this offering, On September 22, 2006, the Company issued 2,000,000 shares of restricted common stock to Sequence Investment Partners, LLC, an NASD-members securities firm based in Charleston, South Carolina in consideration of a 12 month exclusive financial advisor and placement agent agreement entered in support of the company’s mission as a medical technology holding company. A $5,000 cash advance for agreement related expenses was also paid by the Company. The primary duties to be preformed include investment banking and financial advisory services to facilitate future financing activities of the Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

We presently have less than $10,000 in and as such do not currently have the cash on hand to meet our anticipated operating commitments for the next twelve months. Continued operations will be contingent on sufficient capital resources being raised by the company. It is essential that a minimum of $250,000 be secured by the company by the end of our second reporting period or January 31, 2007. The company cannot rely on revenues associated with existing products as they have not been fully developed and required additional research and development investment to commercialize.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2006. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

B)	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during the current quarter, our chief executive officer engaged Theodore Misiewicz, a consultant experienced in financial reporting, to improve the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	-	None

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The following securities were issued to independent contractors for services rendered during the most recent fiscal quarter. These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 Securities Act because of the limited number of persons involved in each transaction, the separate negotiation of each transaction with the purchaser of the securities, the absence of any public solicitation or advertising, and the restriction on such securities from resale.

Independent Contractor	Number of Shares	Date

Theodore Misiewicz	60,000	9/29/2006

Rolling Bones, LLC	100,000	8/31/2006
Thomas J. Dula	500,000	8/31/2006
Sequence Investment Partners, LLC	2,000,000	9/22/2006
Hampton Bay Trading Corporation	100,000	8/31/2006
Lehrer Financial and Economic Advisory Services	200,000	8/31/2006
Total	2,960,000

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Securities Holders - None

Item 5.	Other Information and Subsequent Events:

We are actively negotiating two technology licensing agreements seeking world-wide exclusive rights for synergistic melanoma related technologies also development by Dr. Graham Timmins at the University of New Mexico as follows:

TECHNOLOGY TARGETS

Option 1:

1.1.                 Graham S. Timmins, Ph.D. (the “Inventor”), during the course of his employment at the University of New Mexico, has developed an invention known as “In Vivo Determination Of Melanocyte Protection Ability Of Sunscreens Using Reactive Melanin Radical Formation As A Relevant Endpoint” which is disclosed in UNM Docket No. MC-344 (“Invention(s)”).

Option 2:

1.2.                 Graham S. Timmins, Ph.D. and Leslie Lund (the “Inventors”), during the course of their employment at the University of New Mexico, have developed an invention known as “Post Exposure Prophylaxis Of Melanoma Causation By Tyrosinase Inhibition” which is disclosed in UNM Docket No. MC-352 (“Invention(s)”).

The definitive timing and terms associated with each of the licensing agreements are currently be negotiated and it remains uncertain if either will close.

STRATEGIC CONSULTING AGREEMENTS

On November 10, 2006, the Company issued 2,000,000 shares of restricted common stock to Sequence Holdings, LLC on behalf of Sequence Advisors, LLC a firm based in Charleston, South Carolina in consideration of a 12 month business development advisory agreement entered in support of the company’s mission as a medical technology holding company. The primary duties to be preformed include assisting in developing and implementing product marketing, sales and distribution, operations management, staffing and corporate structuring for Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On November 13, 2006, the Company issued 100,000 shares of restricted common stock to CZJS Resources, LLC of Ashburn, Virginia in consideration of a management consulting agreement entered in support of the company’s operations and logistics activities. These duties will include consulting services for the planning and execution of business capture opportunities, the pursuit and award of financial grants, and support of operations and logistics activities with planning, development and implementation of processes, methods and practices ensuring profitable performance on business endeavors, projects and programs. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

ELECTION OF NEW BOARD MEMBERS

On November 15, 2006, we nominated four additional members to join our board of directors. All four director nominees were unanimously elected and ratified to serve an initial 1 year term by the existing board members. Our board of directors now consists of six members. The newly elected members of the board of directors include:

David A. Dedman - 46, Director: He currently serves as Associate General Counsel of Lockheed Martin Corporation. His principal areas of practice experience include corporate and securities law, corporate governance, strategic business transactions (including mergers, acquisitions, divestitures and joint ventures) and corporate finance. He is a director or officer of several Lockheed Martin subsidiaries. Mr. Dedman also recently served as a director of Space Imaging, LLC, a commercial satellite imagery company. Prior to joining Lockheed Martin in 2000, Mr. Dedman served in a similar capacity at COMSAT Corporation, an international satellite telecommunications company. Prior to that, Mr. Dedman was in private practice with the law firm of Hogan & Hartson, LLP in Washington, D.C. Mr. Dedman holds a juris doctor degree from Indiana University School of Law (1985) and a bachelors degree from Vanderbilt University (1982).

Matthew Taylor – 44 Director: He is a senior executive with 20 years of progressive global business leadership experience. He is currently the Director of Operations, Fluid Systems and Controls Center of Excellence for the Woodward Governor Company. Woodward, a public company, is the world’s largest independent designer, manufacturer, and service provider of energy control solutions for aircraft engines, industrial engines and turbines, power generation, and process automation equipment. Prior to joining Woodward, Mr. Taylor was Vice President and General Manager of Warner Electric. Warner Electric is a global manufacturer of engineered power transmission products that serve the turf and garden, material handling, and industrial markets. Mr. Taylor also served with Eaton Corporation and Delphi Delco Electronics in a variety of progressive operations, engineering, sales, strategic planning, and business management leadership positions. Mr. Taylor has served on the board of directors for the Manatee Chamber of Commerce, Manatee United Way, and the Gulf Coast Wonder and Imagination Zone. He is a graduate of Michigan State University with a B.S. Civil Engineering (1985) and Purdue University with a M.S. Management (1995).

Neil Strodel – 58 Director: He is a senior executive with 30 years of progressive business and higher education leadership experience. He is currently the Associate Vice President-Chief Human Resources Officer of Syracuse University located in Syracuse, New York, which has approximately 10,000 employees and 18,000 students. Strodel’s experience is in the areas of leadership, compensation, recognition and rewards, and executive level recruitment. Under Strodel’s leadership, Syracuse University has been recognized regionally and nationally as an Employer of Choice, winning such awards as the Central New York Society for Human Resources Management’s (SHRM) Employer of Choice Award (2005), SHRM HR Excellence Award (2002 and 2003), Donlon Award for Best Practices in Family Workplace Policies (2005), and the Donlon Spirit of Excellence Award (2003). Strodel is considered a thought leader in the areas of institutional culture, leadership and work/life balance. Prior to his experience at Syracuse University, Mr. Strodel served as Vice President of Human Resources at Syracuse China Corporation, a multi-plant commercial chinaware manufacturer with locations both domestic and international. Strodel served as a corporate officer. Mr. Strodel’s other professional experiences include performing independent consulting assignments in several different industries in the areas of organizational development, leadership, strategic planning and executive coaching. In addition, Mr. Strodel has served on the board of the College and University Professional Association-Human Resources (CUPA-HR) Eastern Region board, co-authored articles in the CUPA-HR Journal, and was featured in the cover story of Human Resources Executive magazine in the February, 2002 article on health care. Strodel is a graduate of Cornell University (BS, ILR, 1975) and Syracuse University (MBA, 1985).

John T. Wisneski MD – 51, Director, He is an Internal Medicine physician who has an active practice in Pittsburgh, Pennsylvania. He received his undergraduate degree from The Johns Hopkins University in Baltimore, Maryland. He received his Medical Degree from Washington University in St. Louis, Missouri. Internship and residency were completed at the University of Pittsburgh Presbyterian University Hospital in Pittsburgh, Pennsylvania. Dr. Wisneski is board-certified in Internal Medicine by the American Board of Internal Medicine. Currently he is Director of Medical Services at UPMC St. Margaret Hospital in Pittsburgh, Pennsylvania as well as Chairman of the Department of Medicine. Dr. Wisneski is also Chairman of Quality Care Management at UPMC St. Margaret. He resides in Allison Park, Pennsylvania with his family.

STOCK DIVIDEND

On October 31, 2006, the Board of Directors of TenthGate Incorporated declared a dividend of one share of Common Stock, $.001 par value per share, on each share of Common Stock outstanding on November 14, 2006, payable on November 17, 2006 to the shareholders of record as of November 14, 2006. The resulting number of outstanding shares resulting post dividend is 33,739,200. All such shares have been duly issued by our transfer agent and distributed by us.

PRINCIPAL SHAREHOLDERS

The following table sets forth the number and percentage of shares of our common stock owned based upon total common shares issued of 33,739,200 as of November 20, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. The table reflects the common stock dividend consisting of one common share of our stock for each common share held by our holders as of November 14, 2006 and issued November 16, 2006.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Common	Tim Novak (1)	10,000,000	29.6%
Common	R. Paul Gray (2)	10,000,000	29.6%
Common	UTEK Corporation (3)	2,560,000	7.6%
Common	Sequence Investment Partners, LLC & Affiliates	4,000,000	11.9%
Common	Matthew Taylor (4)	120,000	0.4%
Common	Core Concepts, LLC (5)	3,917,200	11.6%
Officers and Directors As a Group (3)	Tim Novak, R. Paul Gray, Matthew Taylor	24,037,200	71.2%

(1)	Founders shares purchased at par value for $5,000 in cash consideration
(2)	Founders shares purchased at par value for $5,000 in cash consideration
(3)

Based on the following: (i) 480,000 shares of our common stock issued for technology search services; (ii) 800,000 shares of common stock issued pursuant our existing agreement and $40,000 cash consideration.

(4)	Newly Elected Director November 15, 2006. His shares issued pursuant $30,000 investment into the November 2005 PPM to align with the terms of this offering.
(5)	Core Concepts, LLC is owned equally by our officers, Tim Novak and R. Paul Gray. These shares were issued based on cash and stock consideration totaling approximately $447,000.

NOTE EXTENSIONS:

Two Promissory Note Extension Agreements were entered with our President as follows:

Note 1: We originally entered into a Promissory Note for $10,000 earning 8% simple interest on September 19, 2005 which first matured on April 19, 2006, and was then extended until July 18, 2006; and then extended to November 18, 2006 and now extended until January 31, 2007 under the existing terms without penalty.

Note 2: We originally entered into a Promissory Note on January 17, 2006 for $50,000 earning 8% simple interest, which first matured July 17, 2006, and then was extended until November 18, 2006 and now extended until January 31, 2007 under the existing terms without penalty.

PRIVATE PLACEMENT OPENED

As of November 20, 2006 and through January 31, 2007 we are offering for sale to persons who qualify as accredited investors, through Sequence Investment Partners, LLC of Charleston, South Carolina, the placement agent, a maximum of 10,000,000 Units. Each Unit consists of one share of our common stock and one common stock purchase warrant. Subscriptions are payable by wire transfer or by check subject to collection. The offering price is $0.10 per Unit. The minimum investment is $25,000, however, we and the placement agent, may, in our sole discretion, accept subscriptions for lesser amounts. There is minimum offering threshold of $250,000 and 2,500,000 Units. Therefore, funds received from subscribers will held in escrow until such time as the minimum threshold has been met and subscriptions are accepted by us and the placement agent. After the minimum investment has been achieved, all investment funds accepted in this offer will be made immediately available to us by the escrow agent. We may extend this offering for an additional 90 days if required to meet our capital raise goals.

Item 6. Exhibits

Exhibit	Description

31.1*	Certification required by Rule 13a-14(a) by the Chief Executive Officer.

32.1*	Certification required by Rule 13a-14(b).

* Filed herewith

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 18, 2006	TenthGate Incorporated (Registrant)
By: /s/ Tim Novak
Tim Novak, President, Chief Executive Officer and Principal Financial and Accounting Officer