Form 10QSB
period 2007-01-31
TENTHGATE INC
filed 2007-03-22
CIK 1309056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No ☒

As of March 19, 2007, there were 52,450,200 shares of the registrant’s common stock, $.001 par value per share.

Transitional Small Business Disclosure Format: Yes [	] No ☒

TENTHGATE INCORPORATED AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION	Page

Item 1. Consolidated Financial Statements (unaudited)

Consolidated Balance Sheet as of January 31, 2007	3

Consolidated Statements of Operations for the three and six months ended January 31, 2007 and 2006 and the period from inception until January 31, 2007	4

Consolidated Statements of Cash Flows for the three and six months ended January 31, 2007 and 2006 and the period from inception until January 31, 2007	5

Condensed Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (including cautionary statement)	14

Item 3. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 2. Changes in Securities	20

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Securities Holders	21

Item 5. Other Information	21

Item 6. Exhibits	25

Signature	25

Item 1. Financial Statements.

TENTHGATE INCORPORATED AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEET AS OF JANUARY 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$2,771
Inventories	1,000
Prepaid expenses and other current assets	7,364
Total current assets	11,135
INTANGIBLE ASSETS-LICENSING AGREEMENTS (net of accumulated amortization of $111,164)

871,111

TOTAL	$882,246

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accrued and other liabilities	$53,642
Current portion of royalties payable	33,333
Convertible notes payable	100,000
Due to related parties (including notes payable of $60,000)	245,968
Total current liabilities	432,943

ROYALTIES PAYABLE (net of current portion and unamortized discount of $784,571)
527,096
Total liabilities	960,039

STOCKHOLDERS’ DEFICIT:
Common stock, $0.001 par value, 150,000,000 shares authorized; 33,739,200 shares issued and outstanding
33,739
Additional paid-in capital	2,653,374
Deferred stock based compensation	(202,500)
Deficit accumulated during the development stage	(2,562,406)
Total stockholders’ deficit	(77,793)

TOTAL	$882,246

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE

(Unaudited)

	Three	Six	Three	Six
	Months Ended	Months Ended	Months Ended	Months Ended	Inception Through
	January 31, 2007	January 31, 2007	January 31, 2006	January 31, 2006	January 31, 2007

REVENUES	$-	$-	$-	$4,037	$32,702

COSTS OF REVENUES	-	-	-	2,730	17,480

GROSS PROFIT	-	-	-	1,307	15,222

OTHER OPERATING EXPENSES:
Officer compensation and benefits	75,000	154,740	89,625	164,625	622,813
Stock based consulting	275,000	317,667	92,500	120,833	1,351,251
Professional fees	26,978	48,402	39,933	61,471	264,235
Amortization	16,739	36,140	7,980	15,966	111,164
Other	19,432	42,046	1,462	4,191	90,848
Total other operating expenses	413,149	598,995	231,500	367,086	2,440,311

LOSS FROM OPERATIONS	(413,149)	(598,995)	(231,500)	(365,779)	(2,425,089)

INTEREST EXPENSE	35,746	58,891	5,036	9,808	137,317

NET LOSS	$(448,895)	$(657,886)	$(236,536)	$(375,587)	$(2,562,406)

NET LOSS PER SHARE:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average number of shares Outstanding - Basic and diluted	33,553,330	31,865,100	12,540,700	12,495,300

The accompanying notes are an integral part of these financial statements.

TENTHGATE INCORPORATED AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31, 2007	Six Months Ended January 31, 2006	Inception through January 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(657,886)	$(375,587)	$(2,562,406)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible asset	36,140	15,966	111,164
Non-cash interest expense	54,300	9,360	119,788
Stock based consulting	317,667	120,833	1,351,251
Changes in assets and liabilities, net:
Prepaid expenses	(603)	(3,959)	(7,363)
Royalties payable	(15,000)	-	(15,000)
Accrued and other liabilities	8,041	100,648	53,642
Due to related parties	152,135	125,000	635,195
NET CASH USED IN OPERATING ACTIVITIES	(105,206)	(7,739)	(313,729)

CASH USED IN FINANCING ACTIVITIES- cash paid for licensing agreement with Science and Technology Corporation	-	-	(45,000)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from the issuance of notes payable	100,000	-	100,000
Proceeds from related party notes payable and advances	7,500	-	90,500
Proceeds from sales of common stock	-	13,000	171,000
CASH PROVIDED BY FINANCING ACTIVITIES	107,500	13,000	361,500

NET CHANGE IN CASH	2,294	5,261	2,771

CASH, BEGINNING OF PERIOD	477	9,537	-

CASH, END OF PERIOD	$2,771	$14,798	$2,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Stock subscription advances issued for common stock subscribed	$-	$-	$10,000
Officer’s salaries forgiven	$470,000	$-	$470,000
Assets acquired through assumption of liabilities and conveyance of equity securities	$-	$-	$937,276
Common stock issued for related party notes payable	$-	$-	$324,300
Accrued interest payable forgiven and included in additional paid-in capital	$-	$-	$9,729

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

On October 31, 2006, the Board of Directors declared a 2 for 1 stock split on each share of Common Stock outstanding on November 14, 2006, effective on November 17, 2006. All references to the number of shares, and related par values, in the accompanying consolidated financial statements and notes thereto have been adjusted to reflect the stock split as though it occurred at the date of the Company’s incorporation.

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

Basis of Presentation

The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In our opinion, all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ended July 31, 2007. The accompanying consolidated financial statements and the notes thereto should be read in conjunction with our audited consolidated financial statements included in our Form 10-KSB filing on October 30, 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include assessing the impact of contingencies as well as the valuation and recoverability of our intangible assets (see Note 6), for which the valuation is largely attributable to the value of our stock that is not currently being traded. The markets for our products are characterized by intense price competition and evolving standards both of which could impact the future recoverability of our assets. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the financial statements in the period they are determined to be necessary. It is at least reasonably possible that our estimates could change in the near term with respect to these matters.

Financial Instruments

We believe the book value of our accrued and other liabilities approximates their fair values due to their short-term nature. We also believe the book values of our royalties payable approximates their fair values as the interest rates used to discount such liabilities approximates what we believe is a market rate for liabilities having similar risk exposure. It was not practicable to estimate the fair value of the notes payable and/or due to related parties because of uncertainty as to when they will be paid and/or settled and because of the lack of similar type financial instruments in the marketplace.

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

Intangible Assets

Our intangible assets arise from the purchase of Ice Therapies, Inc. and the Licensing Agreement with Science and Technology Corporation at the University of New Mexico (see Note 6) The intangibles were recorded at cost and are being amortized over a period of fifteen years (the estimated useful lives of the licensing agreements) on a straight-line basis. Total amortization expense for the five years ended January 31, 2012 is expected to approximate $327,400.

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

Reclassifications

Certain amounts in the 2006 statement of cash flows have been reclassified to conform to the presentation in the 2007 statement of cash flows.

NOTE 2 – GOING CONCERN

Our consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. We have incurred losses since our inception, and have experienced and continue to experience negative cash flows from operations. In addition, we have working capital and stockholders’ deficits of approximately $422,000 and $78,000, respectively, as of January 31, 2007 and will continue to have ongoing requirements for substantial additional capital investment to accomplish our business plan over the next several years. Because we do not expect our operating revenues to be sufficient to cover costs of operations in the immediate future, we will require equity and/or debt financing to implement our business plan. Our plans include the completion of an equity round of capital for a minimum of $1,000,000 in the next year. Cash commitments and expenditures will be kept to a minimum until such time as an appropriate amount of capital can be secured. However there is no assurance that we will secure any amount of equity capital and/or generate enough revenues to meet our cash requirements. These factors, among others, indicate that we may be unable to continue as a going concern.

Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE 3 - STOCK BASED COMPENSATION

The following shares of our common stock were issued to independent contractors for services rendered during the six months ended January 31, 2007 and/or to be rendered over the period of one year from the agreement commencement dates below These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 Securities Act because of the limited number of persons involved in each transaction, the separate negotiation of each transaction with the purchaser of the securities, the absence of any public solicitation or advertising, and the restriction on such securities from resale.

Independent Contractor		Number of Shares	Agreement Commencement Date	Total Value of Stock Granted in six months ended January 31, 2007	Stock Based Compensation in six months ended January 31, 2007
Theodore Misiewicz	(1)	60,000	9/29/2006	6,000	6,000
Rolling Bones, LLC	(2)	100,000	8/31/2006	10,000	5,000
Thomas J. Dula	(3)	500,000	8/31/2006	50,000	25,000
Hampton Bay Trading Corp	(4)	100,000	8/31/2006	10,000	5,000
Lehrer Financial and Economic Advisory Services	(5)	200,000	8/31/2006	20,000	10,000
Sequence Investment Partners	(6)	2,000,000	9/22/2006	200,000	200,000
Sequence Holdings, LLC	(7)	2,000,000	11/9/2006	200,000	50,000
CZJS Resources, LLC	(8)	100,000	11/12/2006	10,000	2,500
Total		5,060,000		$506,000	$303,500

In addition to the above stock based compensation, we also recognized $14,167 of stock based compensation that had been reflected as deferred compensation at July 31, 2006; accordingly, total stock based compensation approximated $318,000 during the six months ended January 31, 2007. Stock based compensation was based on a price of $.10 per share, which price is equal to the price that various vendors agreed to place on their charges to us in connection with the conversion of certain amounts owed to them (see Note 7):

The following comments apply with respect to the above mentioned issuances of our restricted common stock during the six months ended January 31, 2007:

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
(6)

Shares were issued as consideration for attempting to raise up to $1,000,000 in equity capital for us as discussed in Note 5 and were recorded as deferred stock issuance costs at October 31, 2006. Because we made the determination that the intended capital fundraising efforts would not be successful, we terminated our efforts under this private placement memorandum and expensed these costs. .

(7)

Shares were issued in consideration of a 12 month business development advisory agreement. The primary duties to be performed include assisting in developing and implementing product marketing, sales and distribution, operations management, staffing and corporate structuring.

(8)

Shares were issued as consideration of a management consulting agreement entered in support of our operations and logistics activities. Duties primarily include consulting services for the planning and execution of business capture opportunities, the pursuit and award of financial grants, and support of operations and logistics activities with planning, development and implementation of processes, methods and practices ensuring profitable performance on business endeavors, projects and programs.

NOTE 4 – OTHER RELATED PARTY TRANSACTIONS

At January 31, 2007 and July 31, 2006, due to related parties consisted of the following:

Description	Terms	January 31, 2007	July 31, 2006

Accrued compensation to our officers	None	$150,000	$473,333

Promissory note from our President on September 19, 2005	Unsecured with interest at 8%, extended until May 31, 2007	10,000	10,000

Promissory note from our President on January 17, 2006	Unsecured with interest at 8%, extended until May 31, 2007	50,000	50,000
Stockholder advances	None	30,500	23,000

Interest payable	None	5,468	-

Total		$245,968	$556,333

During the quarter ended October 31, 2006, our officers forgave $470,000 of the accrued compensation existing at July 31, 2006. As a result, the liability for such amount was eliminated, and the balance reflected as an increase in additional paid in capital. The remaining accrued officer compensation at July 31, 2006 of $3,333 due to L. Joy Putnam, our former CFO, was paid during the quarter ended October 31, 2006.

NOTE 5 – OTHER SIGNIFICANT CURRENT QUARTER EVENTS

Private Placement

Prior to its cancellation as discussed below, we were offering for sale to persons who qualify as accredited investors, through Sequence Investment Partners, LLC of Charleston, South Carolina, the placement agent (“Sequence”), a maximum of 10,000,000 Units. Each Unit consisted of one share of our common stock and one common stock purchase warrant. The offering price was $0.10 per Unit. In connection with this private placement memorandum, we issued 2,000,000 shares of our common stock to Sequence, and the related cost of such shares (i.e. $200,000) was reflected as deferred stock issuance costs in the consolidated balance sheet dated October 31, 2006. The offering was extended until February 28, 2007 and did not generate the minimum investment of at least $250,000, therefore we abandoned our efforts under this private placement memorandum and expensed the $200,000 as stock based consulting during the quarter ended January 31, 2007. The arrangement with Sequence Investment Partners, LLC was terminated via mutual consent on February 28, 2007. All consideration provided as part of this agreement was considered fully earned.

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

Science & Technology Corporation

During the year ended July 31, 2006, we signed a license agreement with Science & Technology Corporation @ University of New Mexico (the “Licensor”) for the grant of license for patents related to melanoma detection by electron paramagnetic resonance. On April 13, 2006, consideration was paid to the Licensor in the amount of 1,000,000 restricted shares of our common stock valued at $..075 per share. The value of these shares ($75,000), as well as $45,000 of cash we paid to the Licensor, and $80,000 of value attributable to 1,600,000 shares issued to UTEK Corporation as consideration for them facilitating the closing of the transaction as has been included in Intangible Assets. In addition, as mentioned below, the fair value of the future stream of royalties payable is included in the balance of the intangible. No residual value has been assumed to exist.

Pursuant to terms of the licensing agreement, on a quarterly basis, we are required to pay 30% of all income directly attributable to the licensed patents, net of all sales and other taxes. On an annual basis beginning with the calendar year ended December 31, 2006, we are required to pay a royalty of the greater of the minimum annual royalty payment for a particular year or 3% of gross receipts from licensed products during that year. Minimum annual royalty payments are:

•	$5,000 for the annual period ending December 31, 2006 (paid during the current quarter)
•	$10,000 for the annual period ending December 31, 2007
•	$25,000 for the annual period ending December 31, 2008
•	$35,000 for the annual period ending December 31, 2009
•	$55,000 for the annual period ending December 31, 2010 and each year thereafter

We are also required to pay three milestone payments as follows:

1)	$50,000 upon the earlier to occur of: i) the first commercial sale of a licensed product, or ii) December 31, 2008
2)	$50,000 upon the earlier to occur of: i) the first commercial sale of a licensed product incorporating molecular imaging, or ii) December 31, 2010
3)	$35,000 upon the earlier to occur of: i) the first commercial sale of a licensed product incorporating molecular assay, or ii) December 31, 2011

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

NOTE 7– OTHER SIGNIFICANT SUBSEQUENT EVENTS

On February 8, 2007 we were approached by Carley Enterprises, Inc. of Bloomington, IL with a Letter of Intent to merge with a company they represented. We entered this LOI which included a confidentiality agreement in which to conduct due diligence and negotiations. It was subsequently decided that the merger represented an acceptable course of action and our officers were empowered by the Board to proceed with various activities leading to closing and making effective this pending transaction. Majority shareholder consent to the transaction was obtained. The definitive merger agreements were closed on March 12, 2006 with an effective date set for March 22, 2007. We anticipate treating this business combination as a re-capitalization of TenthGate for accounting purposes, and expect that we will have 74,950,200 shares outstanding immediately after the transaction is consummated.

The Board of Directors held a special meeting on March 6, 2007 at which time the following items where unanimously approved: 1. Issuance of 1,000,000 shares each to all 6 Company Board Members as consideration for their board service during the period April 1, 2007 to March 31, 2008. 2. Issuance of 6,000,000 shares each to both Company Officers for there services for their services during the period April 1, 2007 to March 31, 2008.

On March 9, 2007 certain trade payables totaling $48,600 were converted to shares of our common stock upon the agreement of each vendor. A total of 486,000 shares were issued representing a conversion rate of $0.10/share.

On March 9, 2007, we issued an additional 225,000 shares of restricted common stock to 3 shareholders for consideration of the $37,500 in cash investment already received by the Company as part of a private placement offering in 2006, which was priced at $0.50 per share. These shares participated in the 2:1 forward split that we declared in November 2006 and accordingly had previously been issued 150,000 shares as consideration for their investment. Subsequently, we offered shares under a private placement memorandum for $.10 per share (see Note 5) and also converted the obligations discussed above at $0.10 per share, and therefore will recognize the previous investments made at this same pricing. These shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

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

Comparison of the Three Months Ended January 31, 2007 with the Three Months Ended January 31, 2006.

We had no revenues or costs of revenues during the three months ended January 31, 2007 or 2006. Revenues in the amount of $32,702 and costs of revenue in the amount of $17,480 since inception resulted from the sale of SutureMate® Suture Assist Devices.

Operating expenses of $413,149 for the three months ended January 31, 2007 consisted of officer compensation and benefits in the amount of $75,000 (which has not been paid) stock based compensation in the amount of $275,000, professional fees in the amount of $26,978, and amortization and other expenses in the amount of $36,171. Most of the fees and other expenses during the three months ended January 31, 2007 related to professional fees, including services required for compliance reporting, and establishment of administrative offices and related support services. Operating expenses of $231,500 for the three months ended January 31, 2006 consisted of officer compensation and benefits in the amount of $89,625 (of which $75,000 was accrued and subsequently forgiven during the quarter ended October 31, 2007), stock based compensation in the amount of $92,500, professional fees in the amount of $39,933, and amortization and other expenses in the amount of $9,442. Most of the professional fees and other expenses during the three months ended January 31, 2006 related to professional fees, including services required for compliance reporting, and establishment of administrative offices and related support services.

Comparison of the Six Months Ended January 31, 2007 with the Six Months Ended January 31, 2006.

We had no revenues or costs of revenue during the six months ended January 31, 2007 as compared to revenues of $4,037 and costs of revenues of $2,730 during this same period ending January 31, 2006. Revenues in the amount of $32,702 and costs of revenue in the amount of $17,480 since inception resulted from the sale of SutureMate® Suture Assist Devices.

Operating expenses of $598,995 for the six months ended January 31, 2007 consisted of officer compensation in the amount of $154,740 ($150,000 of which has not been paid), stock based compensation in the amount of $317,667, professional fees in the amount of $48,402, and amortization and other expenses in the amount of $78,186. Most of the professional fees and other expenses during the six months ended January 31, 2007 related to professional fees and travel expenses. Operating expenses of $367,086 for the six months ended January 31, 2006 consisted of officer compensation and benefits in the amount of $164,625 (of which $150,000 was accrued and subsequently forgiven during the quarter ended October 31, 2007), stock based compensation in the amount of $120,833, professional fees in the amount of $61,471, and amortization and other expenses in the amount of $20,157. Most of the fees and other expenses during the six months ended January 31, 2006 related to professional fees, including services required for compliance reporting, and establishment of administrative offices and related support services.

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

During the six months ended January 31, 2007, we used cash of approximately $105,000 to fund our operating activities. Because of our lack of revenues, these activities were funded through the sales of $100,000 of convertible notes payable and $7,500 of stockholder advances.

We presently have less than $5,000 in cash and we currently require cash in the amount of approximately $15,000 per month to fund continuing operations, excluding employment agreements and professional fees. This requirement is projected to increase to approximately $75,000 per month if and when our operations are ramped up, key employees are hired and our physical plant is established. As such, we do not currently have the cash on hand to meet our anticipated operating commitments for the next twelve months, and/or to pay our liabilities timely, including certain promissory notes payable to an officer which have been extended several times. Continued operations will be contingent on sufficient capital resources being raised by the company. It is essential that additional capital be raised immediately. The company cannot rely on revenues associated with existing products as they have not been fully developed and required additional research and development investment to commercialize.

We attempted to raise $1,000,000 under a private placement memorandum under which we were offering a maximum of 10,000,000 Units for $0.10 per Unit (each unit consists of one share of common stock and one common stock warrant that allows the holder to purchase one share of our common stock for $0.20 within two year of the date the Units are purchased). No proceeds were received under this arrangement and the offering was closed effective February 28, 2007. Accordingly, we will seek other avenues for financing in the near future.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer (who is also our principal financial and accounting officer). Based upon the evaluation, our chief executive officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

B)	Changes in Internal Controls Over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the quarter ended January 31, 2007, the Company’s Chief Executive Officer determined that as of such date, there were no changes to the Company’s internal controls over financial reporting that have materially affected, or were reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	-	None

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

The following securities were issued to independent contractors for services rendered and/or to be rendered during the most recent fiscal quarter. These securities were issued without registration in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 Securities Act because of the limited number of persons involved in each transaction, the separate negotiation of each transaction with the purchaser of the securities, the absence of any public solicitation or advertising, and the restriction on such securities from resale.

Independent Contractor	Number of Shares	Date

Theodore Misiewicz	60,000	9/29/2006
Rolling Bones, LLC	100,000	8/31/2006
Thomas J. Dula	500,000	8/31/2006
Sequence Investment Partners, LLC	2,000,000	9/22/2006
Lehrer Financial and Economic Advisory Services	200,000	8/31/2006
Hampton Bay Trading Corporation	100,000	8/31/2006
Sequence Holdings, LLC	2,000,000	11/9/2006
CZJS Resources, LLC	100,000	11/12/2006
Total	5,060,000

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Securities Holders - None

Item 5.	Other Information and Subsequent Events:

On February 8, 2007 we were approached by Carley Enterprises, Inc. of Bloomington, IL with a Letter of Intent to merge with a company they represented. We entered this LOI which included a confidentiality agreement in which to conduct due diligence and negotiations. It was subsequently decided that the merger represented an acceptable course of action and our officers were empowered by the Board to proceed with various activities leading to closing and making effective this pending transaction. Majority shareholder consent to the transaction was obtained. The definitive merger agreements were closed on March 12, 2006 with an effective date set for March 22, 2007. We anticipate treating this business combination as a re-capitalization of TenthGate for accounting purposes.

The Board of Directors held a special meeting on March 6, 2007 at which time the following items where unanimously approved: 1. Issuance of 1,000,000 shares each to all 6 Company Board Members as consideration for their board service during the period April 1, 2007 to March 31, 2008. 2. Issuance of 6,000,000 shares each to both Company Officers for there services during the period April 1, 2007 to March 31, 2008.

On March 9, 2007 certain trade payables totaling $48,600 were converted to shares of our common stock upon the agreement of each vendor. A total of 486,000 shares were issued representing a conversion rate of $0.10/share.

On March 9, 2007, we issued an additional 225,000 shares of restricted common stock to 3 shareholders for consideration of the $37,500 in cash investment already received by the Company as part of a private placement offering in 2006, which was priced at $0.50 per share. These shares participated in the 2:1 forward split that we declared in November 2006 and accordingly had previously been issued 150,000 shares as consideration for their investment. Subsequently, we offered shares under a private placement memorandum for $.10 per share (see Note 5) and also converted the obligations discussed above at $0.10 per share, and therefore will recognize the previous investments made at this same pricing. These shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

TECHNOLOGY TARGETS

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

STRATEGIC CONSULTING AGREEMENTS ENTERED IN THE QUARTER ENDED JANUARY 31, 2007

On November 9, 2006, the Company issued 2,000,000 shares of restricted common stock to Sequence Holdings, LLC on behalf of Sequence Advisors, LLC a firm based in Charleston, South Carolina in consideration of a 12 month business development advisory agreement entered in support of the company’s mission as a medical technology holding company. The primary duties to be preformed include assisting in developing and implementing product marketing, sales and distribution, operations management, staffing and corporate structuring for Company. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

On November 12, 2006, the Company issued 100,000 shares of restricted common stock to CZJS Resources, LLC of Ashburn,Virginia in consideration of a management consulting agreement entered in support of the company’s operations and logistics activities. These duties will include consulting services for the planning and execution of business capture opportunities, the pursuit and award of financial grants, and support of operations and logistics activities with planning, development and implementation of processes, methods and practices ensuring profitable performance on business endeavors, projects and programs. Such shares were issued pursuant to an exemption from registration at Section 4(2) of the Securities Act of 1933 and are restricted in accordance with Rule 144 of the Securities Act of 1933.

ELECTION OF NEW BOARD MEMBERS

On November 15, 2006, we nominated four additional members to join our board of directors. All four director nominees were unanimously elected and ratified to serve an initial 1 year term by the existing board members. Our board of directors now consists of six members. The newly elected members of the board of directors include:

David A. Dedman - 46, Director: He currently serves as Associate General Counsel of Lockheed Martin Corporation. His principal areas of practice experience include corporate and securities law, corporate governance, strategic business transactions (including mergers, acquisitions, divestitures and joint ventures) and corporate finance. He is a director or officer of several Lockheed Martin subsidiaries. Mr. Dedman also recently served as a director of Space Imaging, LLC, a commercial satellite imagery company. Prior to joining Lockheed Martin in 2000, Mr. Dedman served in a similar capacity at COMSAT Corporation, an international satellite telecommunications company. Prior to that, Mr. Dedman was in private practice with the law firm of Hogan & Hartson, LLP in Washington, D.C. Mr. Dedman holds a juris doctor degree from Indiana University School of Law (1985) and a bachelor’s degree from Vanderbilt University (1982).

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

PRINCIPAL SHAREHOLDERS

The following table sets forth the number and percentage of shares of our common stock owned based upon total common shares issued of 52,450,200 as of March 19, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned. The table reflects the common stock dividend consisting of one common share of our stock for each common share held by our holders as of November 14, 2006 and issued November 16, 2006.

Title of Class	Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Common	Tim Novak (1)	17,000,000	32.4%
Common	R. Paul Gray (2)	16,750,000	31.9%
Common	UTEK Corporation (3)	2,560,000	4.8%
Common	Sequence Investment Partners, LLC & Affiliates	4,000,000	7.6%
Common	Matthew Taylor (4)	1,300,000	2.4%
Common	Core Concepts, LLC (5)	3,917,200	7.4%
Common Common Common Officers and Directors As a Group (6)	Neil Strodel (6) John Wisneski (6) David Dedman (6) Tim Novak, R. Paul Gray, Matthew Taylor, Neil Strodel, John Wisneski, David Dedman	1,000,000 1,000,000 1,000,000 38,050,000	1.9% 1.9% 1.9% 79.8%

(1)	Founder’s shares purchased at par value for $5,000 in cash consideration, 1,000,000 shares for board service and 6,000,000 shares for Officer service.
(2)	Founder’s shares purchased at par value for $5,000 in cash consideration, 1,000,000 shares for initial board service and 6,000,000 shares for Officer service.
(3)

Based on the following: (i) 480,000 shares of our common stock issued for technology search services; (ii) 800,000 shares of common stock issued pursuant our existing agreement and $40,000 cash consideration.

(4)

Newly Elected Director November 15, 2006. His shares issued pursuant $30,000 investment into the November 2005 PPM and subsequently adjusted March 9, 2007 to align with $0.10/share debt conversion offering. 1,000,000 shares issued for initial board service.

(5) (6)

Core Concepts, LLC is owned equally by our officers, Tim Novak and R. Paul Gray. These shares were issued based on cash and stock consideration totaling approximately $447,000.

1,000,000 issued March 9, 2007 for board service

NOTE EXTENSIONS:

Two Promissory Note Extension Agreements were entered with our President as follows:

Note 1: We originally entered into a Promissory Note for $10,000 earning 8% simple interest on September 19, 2005 which first matured on April 19, 2006, and was then extended until July 18, 2006; and then extended to November 18, 2006 and then extended until January 31, 2007 and now until May 31, 2007 under the existing terms without penalty.

Note 2: We entered into a Promissory Note on January 17, 2006 for $50,000 earning 8% simple interest, which first matured July 17, 2006, and then was extended until November 18, 2006 and then extended until January 31, 2007 and now until May 31, 2007 under the existing terms without penalty.

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

Date:	March 21, 2007	Tenthgate Incorporated
(Registrant)

By:	/s/ Tim Novak
(Signature)

Name: Tim Novak, President and

Chief Executive Officer, and Principal Financial and Accounting Officer