Form 10-K
period 2016-07-31
TGI Solar Power Group Inc.
filed 2016-11-15
CIK 1309056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 001-51059

TGI Solar Power Group Inc.

(Name of small business issuer in its charter

Delaware	20-2976749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1011 Whitehead Road Ext, Suite 101, Ewing, NJ	08638
(Address of principal executive offices)	(Zip Code)

(609) 201-2099

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of January 31, 2016, was approximately $418,510. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2016 was 1,705,036,105.

FORM 10-K

FOR THE FISCAL YEAR ENDED July 31, 2016

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our product lines; addition of new product lines; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “should,” “expect,” “plan,” “could,” “anticipate,” “intend,” “believe,” “estimate,” “predict,” “potential,” “goal,” or “continue” or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under “Risk Factors,” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to: our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to produce and deliver suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

PART I

Item 1.	Business.

Overview

TGI Solar Power Group, Inc. (“TGI” or the “Company”) is a publicly held corporation formed under the laws of the State of Delaware as Liberty Leasing Co. Inc. in 1967. The Company changed its name to LIBCO Corporation on June 29, 1973, RDIS Corporation on January 11, 1993 and TenthGate International, Inc. on February 20, 2007, before adopting its current name in June 2008. Tenth Gate International, Inc. acquired TenthGate Incorporated, a Delaware corporation, by merger of TGI’s subsidiary, TenthGate Merger Sub, Inc., a Utah corporation, with and into TenthGate Incorporated in April 2007. Thereafter, TenthGate International, Inc. became a development stage company which owned various subsidiaries with licenses and patents held by those subsidiaries. On July 25, 2008, Tenth Gate International, Inc., as a result of a merger acquired from Solar 18 Corporation, a Florida corporation, (“Solar 18”), Solar 18’s license to manufacture, sell, market and distribute Solar 18’s patented thin-film solar panel technology which the Company believed to be viable in commercial and residential applications, especially in the field of green energy. Thereafter, the Company changed its name to TGI Solar Power Group, Inc. TGI Solar Power Group, Inc. discontinued operations of its other subsidiaries (of the former TenthGate International, Inc.) to pursue the energy technology products and services the Company licensed from Solar 18. However, due to the severe reduction in price of solar panels after the acquisition, the Company was unable to effectively pursue manufacturing solar panels at a competitive price.

TGI Solar Power Group, Inc. is primarily engaged in the business of providing potential alternative energy solutions to residential and business customers. The Company markets alternative energy solutions on its website and directly to potential customers and attempts to create a Present Value solution that details price, tax benefits or cost support and the potential energy savings that might be realized from customers installing an alternative energy solution to support their energy needs.

On June 26, 2016, the Company sold 137,500 shares of its Series C Convertible Preferred Stock (the “Series C Stock”) each to Ensure HR, LLC, a New Jersey limited liability company (“Ensure”) and Meros HR, LLC, a New Jersey limited liability company (“Meros”). The Series C Stock is convertible into a number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $0.0000161240 per share and votes on an as converted basis, multiplied by 1.9. As a result, the sale of the Series C Stock resulted in a change of control of the Company.

Accordingly, TGI intends to launch new business initiatives intended to provide clients with management, tools and resources to deliver interactive, real-time, on demand staffing for full time and project based personnel.  The Company is exploring the possibility of entering into a business to provide staffing for contract projects in solar or alternative energy, as well as potentially in other businesses. The Company intends these business initiatives will result in infrastructure which supports qualifying, investigating and on-boarding of viable project management candidates. This process includes automated reporting of hours, benefits and insurance and obtaining insurance and building expertise that may drive continued support of this model. The model may include three offerings to companies: permanent, temporary and contract-based staffing in five established vertical markets: information technology, engineering, light industrial, financial services and medical.

The Company is also exploring launching a job board technology, smart phone application and a broker network. With this technology, the Company hopes it can leverage its historical connections and management’s potential customer base. The staffing and support industry for sourced labor and human capital and resource management is over $400 billion dollars worldwide according to the Staffing Industry Analysts, a leading trade association.

TGI Solar has been involved in planning and gathering resources for solar and alternative energy projects over the past eight years. TGI Solar has had discussion with a number of third parties to provide consulting and staffing services within the period of this report, however, these discussions did not lead to revenues for the Company. In various projects examined over the past years in the solar and alternative energy industry, governmental legislation, reporting, benefit and compliance hurdles have become burdensome fixed costs for many growing mid-size to larger companies, and the Company believes that it may be able to successfully launch a business initiative in this arena.

While the Company has not generated revenues from its business activities for the periods reported in this Annual Report, it has since been retained to provide strategic consulting services.

Market Overview

Alternative Energy

Solar energy is a growing form of renewable energy with numerous economic and tax incentives, as well as environmental benefits that make it an attractive complement to, and/or substitute for, traditional forms of electricity generation. In recent years, the price of Photo Voltaic (“PV”) systems, and accordingly the cost of producing electricity from PV solar, has dropped to levels that are in some markets and applications close to (or even below) the retail price of electricity. Solar markets worldwide continue to develop, both at the module and system level, which make solar power more affordable to new markets.

TGI Solar Power Group Inc. has attempted to build a business in solar and alternative energy in the United States that focuses on residential and small commercial installations to reduce power costs, take advantage of tax incentives and to reduce electrical bills by moving power from the usage location back onto the active electric grid (“back metering”). Large corporate, financial and governmental agencies provide opportunities to capture management and oversight over larger scale PV projects and agents in the United States and in the Middle East that will introduce the Company to mid to large scale projects with a design on providing end to end, or part of, overall project installations in the regions where we have access to staff and support personnel to build a viable business model in solar PV installation, support and service. Based upon the business opportunities in project management and the technology and expertise that the Company has developed for solar projects and installation, we have made plans to establish consulting and personnel service business units.

Staffing

US staffing industry revenue rose by 7% in 2015 and is anticipated to rise by approximately 6% in 2016 to bring total US revenue in the industry to a record $142.4 billion, according to the new industry forecast by Staffing Industry Analysts. Revenue considered for the report includes commercial and professional temporary staffing, direct hire, retained search, and temp to hire.

Higher bill rates because of the Affordable Care Act are helping drive this increase along with rising pay rates for some high demand occupations, primarily in the professional skill segments. Overall, U.S. businesses are expected to add about 7.2 million jobs through 2021 – a 4.6 percent increase.

Growth Strategy

Our growth strategy is to expand our consulting service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures.

Our business development and marketing activities are aimed at cultivating relationships, driving demand for our consulting services, generating leads and attempting to increase penetration and visibility with alternative energy providers. Currently, we have one existing client and we anticipate that any new engagements would be generated through relationships with existing providers from our contacts in the industry. We actively seek to identify new business opportunities. We hope to retain dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.

Competition

Consulting: The consulting services industry is extremely competitive, highly fragmented, and subject to rapid change. The industry includes a large number of participants with a variety of skills and industry expertise, including other consulting firms, the consulting practices of major accounting firms, technical and economic advisory firms, regional and specialty consulting firms, and the internal professional resources of organizations. We compete with a large number of service and technology providers in all of our segments. Our competitors often vary, depending on the particular practice area. We expect to continue to face competition from new entrants.

We believe the principal competitive factors in our market include recognition, reputation, the ability to attract and retain top talent, and the capacity to manage engagements effectively to drive high value to clients. There is also competition on price. Our competitors have a greater geographic footprint, a broader international presence, and more resources than we do.

Solar: The solar power industry is highly competitive. Many competitors are well established with substantial expertise and have much greater assets and greater financial, marketing, personnel, and other resources than we do. There can be no assurance that we will be able to compete effectively with existing or potential competitors. Other factors that will affect our success in these markets include our continued ability to attract additional experienced marketing, sales and management talent, and our ability to expand our support, training and field service capabilities.

Customers

We intend to offer market available solar-based products and services to distributors and original equipment manufacturers (OEMs) in various diverse industries as a reseller. We will request our distributors to provide point of sales reporting, which enables us to gain knowledge of the breakdown of industries into which any third party manufactured products we might resell are sold.

Government Regulation

We are not currently a “regulated utility” in the United States under applicable national, state or other local regulatory regimes. In the United States, we would be required to obtain federal and state regulatory exemptions by establishing “Qualifying Facility” status with the Federal Energy Regulatory Commission for all of our qualifying solar energy projects. Also, we would likely be required to obtain interconnection agreements from the applicable local primary electricity utility. Depending on the size of the solar energy system and local law requirements, interconnection agreements are between the local utility and either us or our customer. In most cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, we believe no additional regulatory approvals would be required once interconnection agreements were signed. We may be required to maintain a utility administration function, with primary responsibility for engaging with utilities and ensuring our compliance with interconnection rules.

Solar power companies are subject to stringent and complex federal, state and local laws and regulations governing the occupational health and safety of our employees, wage regulations and environmental regulations. For example, solar power companies are subject to the requirements of the federal Occupational Safety and Health Act, as amended, or OSHA, and comparable state laws that protect and regulate employee health and safety.

Federal and/or state prevailing wage requirements, which generally apply to any “public works” construction project that receives public funds, may apply if potential installations of our solar energy systems were on government facilities. The prevailing wage is the basic hourly rate paid on public works projects to a majority of workers engaged in a particular craft, classification or type of work within a particular area. Prevailing wage requirements are established and enforced by regulatory agencies.

Employees

As of November 14, 2016, the Company had one employee, its Chief Executive Officer, Henry Val. Mr. Val does not have an employment agreement and is not covered by a collective bargaining agreement.

Item 1A.	Risk Factors.

Risks Related to our Business

An investment in our stock involves a high degree of risk. You should carefully consider the following information, together with the other information in this Form 10-K, before buying shares of our stock. If any of the following risks or uncertainties occur, our business, financial condition, and results of operations could be materially and adversely affected and the trading price of our stock could decline.

We are at a very early operational stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is still in development. Our business and operations should be considered to be in a very early stage. Accordingly, the intended business and operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, several of which may be beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in the Company.

We have suffered operating losses since inception and we may not be able to achieve profitability.

We had an accumulated consolidated deficit of $14,550,323 as of April 30, 2016 and we expect to continue to incur significant set up expenses in the foreseeable future. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of July 31, 2016, we had $129,568 in cash and working capital of $132,308. Further, we have incurred and expect to continue to incur significant costs in pursuit of our plans. Any plans to raise capital and to consummate our business operations may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

Competition at the systems level can be intense, thereby potentially exerting downward pressure on systems level profit margins industry-wide, which could make our efforts to establish customers and project management opportunities impossible and adversely affect our results of operations.

While we believe our plans, offerings and experience are positively different in many cases from that of our competitors, we may fail to correctly identify our competitive position, we may be unable to develop or maintain a sufficient magnitude of new systems projects worldwide at economically attractive rates of return, and we may not otherwise be able to achieve meaningful profitability.

Depending on the market opportunity, we may be at a disadvantage compared to potential competitors. For example, certain of our competitors may have a stronger and/or more established localized business presence in a particular geographic region. Certain of our competitors may be larger entities that have greater financial resources and greater overall brand name recognition than we do and, as a result, may be better positioned to impact customer behavior or adapt to changes in the industry or the economy as a whole. Certain competitors may also have direct or indirect access to sovereign capital and/or other incentives, which could enable such competitors to operate at minimal or negative operating margins for sustained periods of time.

Our future success depends on our ability to retain our key associates and to successfully integrate them into our management team.

We are dependent on the services of our Chief Executive Officer. The loss of our Chief Executive Officer could have a material adverse effect on us. We may not be able to retain or replace our Chief Executive Officer, and we may not have adequate succession plans in place.

If we are unable to attract, train, and retain key personnel, our business may be materially and adversely affected.

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, training and technical personnel, including in foreign jurisdictions as we continue to execute on our long term strategic plan. Recruiting and retaining capable personnel, particularly those with expertise in the PV industry across a variety of technologies, are vital to our success. There is substantial competition for qualified technical personnel and there can be no assurances that we will be able to attract and retain our technical personnel. If we are unable to attract and retain qualified associates, or otherwise experience unexpected labor disruptions within our business, we may be materially and adversely affected.

Our largest stockholders have significant influence over us and their interests may conflict with or differ from interests of other stockholders.

Our largest stockholders, consisting collectively of Henry Val and his wholly-owned corporation Netter Capital, Inc., Meros HR, LLC and Ensure HR, LLC (collectively, the “Significant Stockholders”), owned approximately 93% of our outstanding voting, capital stock at September 2016, on an as-converted basis. As a result, the Significant Stockholders have substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets. The interests of the Significant Stockholders could conflict with or differ from interests of other stockholders. For example, the concentration of ownership held by the Significant Stockholders could delay, defer or prevent a change of control of our Company or impede a merger, takeover, or other business combination that a majority of stockholders may view favorably.

Unanticipated changes in our tax provisions, the adoption of a new U.S. tax legislation, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and the foreign jurisdictions in which we may someday operate. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding, and other items in inter-company transactions that may occur in the future. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our inter-company charges if we had any or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net income, and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process. A number of proposals for broad reform of the corporate tax system in the U.S. are under evaluation by various legislative and administrative bodies, but it is not possible to determine accurately the overall impact of such proposals on our effective tax rate at this time.

Risk Related to Our Securities

Risks Related to Our Securities

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted under the symbol “TSPG” On the OTC Pink Sheets. The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Pink Sheets quotation platform is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Pink Sheets may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of, or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

●	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the sale of our Series C Preferred Shares may limit interest in our securities;

●	variations in quarterly operating results from the expectations of securities analysts or investors;

●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

●	announcements of new products or services by us or our competitors;

●	reductions in the market share of our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	general technological, market or economic trends;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry; and

●	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our common stock may never be listed on a major stock exchange.

We currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such major stock exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A number of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Pink Platform). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Articles of Incorporation authorizes the issuance of up to 2,400,000,000 shares of common stock, $0.001 par value per share, and 100,000,000 shares are designated as “blank check” preferred stock, par value $0.001 per share (the “Preferred Stock”). Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a result of filing this registration statement, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies. If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities. In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive office is located at 1011 Whitehead Road Ext, Suite 101, Ewing, NJ 08638.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of our common stock are quoted on the Over-the-Counter “Pink Sheets” maintained by OTCMarkets.com under the symbol “TSPG.”. Trading in our common stock is limited.

As of the date of the filing of this Annual Report, there are issued and outstanding 1,705,036,105 shares of Common Stock.

As of the date of the filing of this Annual Report, there are 93 holders of record of our Common Stock.

We have not declared any cash dividends on our Common Stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Fiscal Quarter	High Bid	Low Bid
2015First Quarter	$0.0006	$0.0001
2015 Second Quarter	$0.0004	$0.0002
2015 Third Quarter	$0.0004	$0.0001
2015 Fourth Quarter	$0.0011	$0.0002
2016 First Quarter	$0.0008	$0.0002
2016 Second Quarter	$0.0028	$0.0006
2016 Third Quarter	$0.0016	$0.0003
2016 Fourth Quarter	$0.0028	$0.001

Recent Sales of Unregistered Securities

On June 26, 2016, the Company sold 275,000 shares of its Series C Convertible Preferred Stock, par value $0.001 per share, to two previously-unrelated parties for a purchase price of $275,000.

The securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the Holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

Equity Compensation Plan Information

The Company does not have any compensation plans under which under which equity securities of can be issued.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

This Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and investors are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Form 10-K and, accordingly, we cannot guarantee their accuracy or completeness. In addition, projections, assumptions and estimates of our future performance and the future performance of the industries in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” and elsewhere in this Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by the independent parties and by us.

Overview

TGI Solar Power Group, Inc. (“TGI” or the “Company”) is a publicly held corporation formed under the laws of the State of Delaware as Liberty Leasing Co. Inc. in 1967. The Company changed its name to LIBCO Corporation on June 29, 1973, RDIS Corporation on January 11, 1993 and TenthGate International, Inc. on February 20, 2007, before adopting its current name in June 2008. Tenth Gate International, Inc. acquired TenthGate Incorporated, a Delaware corporation, by merger of TGI’s subsidiary, TenthGate Merger Sub, Inc., a Utah corporation, with and into TenthGate Incorporated in April 2007. Thereafter, TenthGate International, Inc. became a development stage company which owned various subsidiaries with licenses and patents held by those subsidiaries. On July 25, 2008, Tenth Gate International, Inc., as a result of a merger acquired from Solar 18 Corporation, a Florida corporation, (“Solar 18”), Solar 18’s license to manufacture, sell, market and distribute Solar 18’s patented thin-film solar panel technology which the Company believed to be viable in commercial and residential applications, especially in the field of green energy. Thereafter, the Company changed its name to TGI Solar Power Group, Inc. TGI Solar Power Group, Inc. discontinued operations of its other subsidiaries (of the former TenthGate International, Inc.) to pursue the energy technology products and services the Company licensed from Solar 18. However, due to the severe reduction in price of solar panels after the acquisition, the Company was unable to effectively pursue manufacturing solar panels at a competitive price.

Historically, TGI Solar Power Group, Inc. pursued the acquisition, development, staffing and distribution of next generation green energy products and service solutions. The company provided enhanced, cost effective energy generation products and services while protecting the environment. The company was pursuing acquiring proprietary technology, collaborating with leading international scientists and research institutions and developing strategic alliances in its effort to provide world class, state of the art alternative energy worldwide.

On June 26, 2016, the Company sold 137,500 shares of its Series C Convertible Preferred Stock (the “Series C Stock”) each to Ensure HR, LLC, a New Jersey limited liability company (“Ensure”) and Meros HR, LLC, a New Jersey limited liability company (“Meros”). Upon consummation of the sale of the Shares, the Series C Stock was convertible into a number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the conversion price of $0.0000161240 per share and votes on an as converted basis multiplied by 1.9. As a result, the sale of the Series C Stock resulted in a change of control of the Company.

The solar installation business has had a especially challenging time in recent years due to the saturation of low-priced competitive alternatives. As a result, the Company has focused its efforts on consulting services focused toward alternative energy providers.

As of July 31, 2016, we had $129,568 in cash and no accounts receivable. In order to fulfill our plans as a consultant and advisor of alternative energy companies we will be required to actively market this portion of the Company’s business and employ sales affiliates to obtain clients on the Company’s behalf.

The successful outcome of future activities cannot be determined at this time and there is no assurance that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operating results.

Critical Accounting Policies

(1) Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at July 31, 2015 and 2016 totaled 230,000,000 and 230,000,000, respectively

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-K.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filing with the Securities and Exchange Commission.

Currently The Company has no operations that provide cash flow, however a new business plan was developed and TGI intends to enter into business to provide clients with services that include: business development, project management, management consulting, staffing as well as to develop application to manage timing and logistics for employers.

We did not have any sales for the years ended July 31, 2016 and July 31, 2015. During the year ended July 31, 2016 and 2015, the entity incurred $121,679 and $66,635, respectively, in operating expenses. The increase in fiscal year 2016 pertains to an increase in consulting expenses as the Company hired a CEO. In addition to consulting fees, operating expenses are primarily comprised of accounting, legal, and OTC fees.

Net loss from continuing operations for the years ended July 31, 2016 and 2015 was $129,534 and $73,809 respectively.

Liquidity and Capital Resources

In June 2016, the Company received net proceeds of approximately $256,000 in conjunction with the sale of its Preferred Series C Stock. We did not have any cash flows from investing activities for the fiscal year end 2015.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The uncertainty surrounding the Company’s ability to consummate such transactions raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

Subsequent Event

In August 2016, the Company entered into an Advising Agreement with an unrelated third party for strategic planning and business consulting services. The Company received 300,000 shares of the client’s common stock for such services in October of 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data.

See “Index to Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

TGI Solar Power Group Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TGI Solar Power Group, Inc.

We have audited the accompanying balance sheets of TGI Solar Group, Inc. (the “Company”) as of July 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2016 and 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2016 and 2015, and the results of its operations and its cash flows for each of years in the two year period ended July 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has an accumulated deficit of $14,550,323 as of July 31, 2016 and has suffered recurring losses from operations and has a net working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

Marlton, New Jersey

November 14, 2016

TGI Solar Power Group Inc.
Balance Sheets
As of July 31 2016 and 2015

	2016	2015

Assets

Current assets
Cash	$129,568	$76
Prepaid Consulting Fees - Related Party	15,000	—
Total current assets	144,568	76

Total Assets	$144,568	$76

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Accrued Expenses	$12,260	$7,174
Advances Payable	—	66,600
	12,260	73,774

Stockholders' Equity (Deficit)
Convertible Preferred Stock:
Series A, Convertible Preferred Stock, ($.001 par value, 10,000,000 authorized issued and outstanding )	10,000	10,000
Series B, Convertible Preferred Stock, ($.001 par value, 2,000,000 authorized issued and outstanding )	2,000	2,000
Series C, Convertible Preferred Stock, ( $1 par value, 275,000 and zero authorized issued and outstanding )	275,000	—

Common Stock (.001 par value, 2,400,000,000 shares authorized, 1,705,036,105 and 1,665,036,105 shares issued and outstanding as of July 31, 2016 and 2015)	1,705,036	1,665,036
Additional Paid in Capital	12,690,595	12,670,055
Accumulated Deficit	(14,550,323)	(14,420,789)
Stockholders' Equity (Deficit)	132,308	(73,698)

Total Liabilities and Stockholders' Equity (Deficit)	$144,568	$76

The Notes to Financial Statements are an integral part of these statements.

TGI Solar Power Group Inc.
Statements of Operations
For the years ended July 31 2016 and 2015

	2016	2015

Revenues	$-	$-

Cost of Revenues	—	—

Gross profit	—	—

Operating expenses	121,679	66,635

Loss before other income/(expense)	(121,679)	(66,635)

Interest expense	(7,855)	(7,174)
Other income/ expense	(7,855)	(7,174)

Net Loss	$(129,534)	$(73,809)

Basic and diluted net loss per common share	(0.000)	(0.000)

Weighted average of common shares outstanding, Basic and Diluted	1,665,145,694	1,665,036,105

The Notes to Financial Statements are an integral part of these statements.

TGI Solar Power Group
Statements of Changes in Stockholders' Equity (Deficit)
For the years ended July 31 2016 and 2015

	Preferred Stock
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid in	Accumulated	Total Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Beginning Balance	10,000,000	$10,000	2,000,000	$2,000	—	$-	1,665,036,105	$1,665,036	$12,670,055	$(14,346,980)	$111

Net loss	—	—	—	—	—	—	—	—	—	(73,809)	(73,809)

Balance at July 31 2015	10,000,000	$10,000	2,000,000	$2,000	—	$-	1,665,036,105	$1,665,036	$12,670,055	$(14,420,789)	$(73,698)

Net loss	—	—	—	—			—	—	—	(129,534)	(129,534)

Advance converted to Common Stock	—	—	—	—	—	—	40,000,000	40,000	40,000	—	80,000

Issuance of Preferred Series C stock, net of fees	—	—	—	—	275,000	275,000	—	—	(19,460)	—	255,540

Balance at July 31, 2016	10,000,000	$10,000	2,000,000	$2,000	275,000	$275,000	1,705,036,105	$1,705,036	$12,690,595	$(14,550,323)	$132,308

The Notes to Financial Statements are an integral part of these statements.

TGI Solar Power Group Inc.
Statements of Cash Flows
For the years ended July 31 2016 and 2015

	2016	2015

Cash flows from operating activities
Net loss	$(129,534)	$(73,809)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation	—	111
Changes in operating assets and liabilities:
Prepaid expenses - Related Party	(15,000)	—
Accrued expenses	20,086	7,174
Net cash provided by (used in) operating activities	(124,448)	(66,524)

Cash flows from financing activities
Advances from Related Party	—	1,600
Repayments to Related Party	(1,600)	—
Advances from Third Party	—	65,000
Proceeds from Preferred Series C stock	255,540	—
Net cash provided by financing activities	253,940	66,600

Net change in cash	$129,492	$76

Cash
Beginning of year	76	—
End of year	129,568	76

Non - cash financing transaction:
Advance and accrued interest converted to Common Stock	80,000

The Notes to Financial Statements are an integral part of these statements.

TGI Solar Power Inc.
Notes to Financial Statements
For the years ended July 31, 2016 and 2015

1.	NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

TGI Solar Power Group, Inc. (“TGI” or the “Company”) is a publicly held corporation formed under the laws of the State of Delaware as Liberty Leasing Co. Inc. in 1967. The Company changed its name to LIBCO Corporation on June 29, 1973, RDIS Corporation on Jan 11, 1993 and TenthGate International, Inc. on February 20, 2007 before adopting its current name in June 2008. Tenth Gate International, Inc. acquired TenthGate Incorporated, a Delaware corporation, by merger of TGI’s subsidiary, TenthGate Merger Sub, Inc., a Utah corporation, with and into TenthGate Incorporated in April 2007. Thereafter, TenthGate International, Inc. became a development stage company which owned various subsidiaries with licenses and patents held by those subsidiaries. On July 25, 2008, Tenth Gate International, Inc., acquired from Solar 18 Corporation, a Florida corporation, (“Solar 18”), Solar 18’s patented technology which the Company believed to be viable in commercial and residential applications, especially in the field of green energy. Thereafter, the Company changed its name toTGI Solar Power Group, Inc. TGI Solar Power Group, Inc. discontinued operations of its other subsidiaries (of the former TenthGate International, Inc.) to pursue energy technology products and services. The Company's fiscal year end is July 31st.

TGI Solar Power Group, Inc. is primarily engaged in the business of providing potential alternative energy solutions to residential and business customers. The Company markets alternative solutions on its website and directly to potential customers and creates a Present Value (PV) solution that details price, tax benefits or cost support and the potential energy savings that might be realized from customers.

Accordingly, TGI intends to launch new business initiatives intended to provide clients with management, tools and resources to deliver interactive, real-time, on demand staffing for full time and project based personnel.  The Company is exploring the possibility of entering into a business to provide staffing for contract projects in solar energy, as well as potentially in other businesses. We hope these business initiatives will result in infrastructure which supports qualifying, investigating and on-boarding of viable project management candidates, a process that includes automated reporting of hours, benefits and insurance and obtaining insurance and building expertise that may drive continued support of this model which may include the three offerings to companies; permanent, temporary and contract based and the five established vertical markets, information technology, engineering, light industrial and blue collar, financial services and medical.

2.	GOING CONCERN

The accompanying financial statements have been prepared on the basis the Company will continue as going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of operating losses and the Company continues to rely on financing and the issuance of Preferred and Common shares to raise capital. The Company's significant losses from operations and the Company's dependence on equity and debt financing raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern

TGI Solar Power Inc.
Notes to Financial Statements
For the years ended July 31, 2016 and 2015

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (" GAAP").

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates

Income Taxes

Estimates of taxable income of the legal entity and jurisdiction are used in the tax rate calculation. Management uses judgment in estimating what the Company's income tax will be for the year. Since judgment is involved, there is a risk that the tax rate may increase or decrease in any period. In determining income/(loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. FASB issued authoritative guidance concerning accounting for income taxes also requires that the deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods. In evaluating the Company's ability to recover the Company's deferred tax assets, management considers all available positive and negative evidence including the Company's past operating results, the existence of management is using to manage the underlying businesses.

Through July 30 2016, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.

Due to the Company experiencing several events that qualify as a change in control since its inception, The Company may be limited by section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

NET (LOSS) EARNINGS PER SHARE

Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, and Preferred Stock.

TGI Solar Power Inc.
Notes to Financial Statements
For the years ended July 31, 2016 and 2015

As of July 31, 2016 and 2015 there were 10,000,000 outstanding shares of Preferred Series A Stock which convert to 30,000,000 common shares, 2,000,000 outstanding shares of Preferred Series B Stock which convert to 200,000,000 common shares. As of July 31, 2016 there were an additional 275,000 outstanding shares of Preferred Series C Stock which convert to 17,055,321,260 common shares.

Accountings Standards Issued But Not Yet Effective

In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern." Under the new guidance, an entity should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

4.	ADVANCES PAYABLE

The Company received advances of $65,000 by a third party in September 2014 in order to cover expenses associated with a possible investment which was not pursued by the Company. This amount is included in Advances Payable as of July 31 2015. The advance and related interest of approximately 12% was satisfied in full through the issuance of 40,000,000 shares of common stock on July 31 2016.

Interest of $0 and $7,174 was accrued for the year ended July 31 2016 and 2015 and is included in accrued expenses. Interest expense on the Advance was $7,826 and $7,174 for the years ended July 31, 2016 and 2015.

5.	RELATED PARTY TRANSACTION

The Company has received advances from an officer which are non interest bearing and due on demand of $0 and $1,600 as of July 31 2016 and 2015 and are included in Advances Payable.

During the year ended July 31, 2016, the Company incurred and paid $70,067 of consulting expense with its officer. As of July 31, 2016 the Company prepaid consulting fees to its officer relating to fiscal year 2017 in the amount of $15,000.

TGI Solar Power Inc.
Notes to Financial Statements
For the years ended July 31, 2016 and 2015

6.	CAPITAL STRUCTURE

Common:

At July 31, 2016 and 2015, the Company had 2,400,000,000 shares authorized and 1,705,036,105 shares of $.001 par value common stock issued and outstanding.

Common shares are voting and dividends are paid at the discretion of the Board of Directors.

Series A Preferred Stock

At July 31, 2016 and 2015, the Company had 10,000,000 shares of Series A Preferred Stock, $.001 par value, authorized, issued and, outstanding. The Series A Preferred Stock has a liquidation preference over the common stock and any other class or series of capital stock whose terms expressly provide that the holders of the Series A Preferred Stock should receive preferential payment. Holders of the Preferred Stock Series A are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 10 votes for each share of the Series A Preferred Stock owned.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into three shares of the Company's common stock. However, holders cannot convert any share of Series A Preferred Stock into shares of common stock until (a) the Series A Preferred Stock has been held for a minimum of 24- months; (b) the Common Stock is trade for at least $0.50 per share (c) the Company has a positive Net Worth; and (c) The Company is traded on the Pink Sheets, or higher exchange.

Holders of the Series A Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible

Series B Preferred Stock

At July 31, 2016 and 2015 The Company had 2,000,000 shares of Series B Preferred Stock, $.001 par value, authorized, issued and outstanding. Holders of the Series B Preferred Stock Series B are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 1,000 votes for each share of the Series B Preferred Stock owned.

Each share of the Series B Preferred Stock is convertible, at the option of the holder, into one hundred shares of the Company's common stock. However, holders cannot convert any share of Series B Preferred Stock into shares of common stock until (a) the Series B Preferred Stock has been held for a minimum of 12 months; (b) the Common Stock is traded at least $0.01 per share (c) The Company is traded on the Pink Sheets, or higher exchange.

Holders of the Series B Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible

TGI Solar Power Inc.
Notes to Financial Statements
For the years ended July 31, 2016 and 2015

Series C Preferred Stock

On June 22 2016, the Company authorized 275,000 shares of $1 Par Value Series C Convertible Preferred Stock. On June 26, 2016, the Company sold 137,500 shares of its Series C Convertible Preferred Stock each to Ensure HR, LLC, a New Jersey limited liability company, and Meros HR, LLC, a New Jersey limited liability company for $275,000. The proceeds were reduced by $19,460 of legal expenses related to the sale. These 275,000 shares of Series C Preferred Stock are authorized issued and outstanding as of July 31, 2016

The Series Preferred C Stock has a liquidation of twice its stated value, and converts into shares of Common Stock at the initial conversion price of $.000016124 per share, subject to adjustment for stock splits, reclassification and distributions. The Series C Preferred Stock votes on an as-converted basis multiplied by 1.9. The conversion price is initially $.000016124 per share, subject to adjustment for dilutive issuances, so that upon conversion the holders of the Series C Preferred Stock would hold shares of Common constituting 90 % of the fully diluted Common Stock upon conversion. Accordingly, the sale of the Series C Stock resulted in a change of control of the Company. The Series C Preferred Stock cannot be converted until the Company files an amendment increasing the authorized number of shares of Common Stock and/or effecting a reverse stock split of the Common Stock so that the Company has a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding shares of Series C Preferred Stock.

Holders of the Series C Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series C Preferred Stock is convertible.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On April 13, 2016, the Company’s sole director, acting in the capacity of an audit committee, engaged Friedman LLP (“Friedman”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended July 31, 2015 and 2014, and through April 13, 2016, neither the Company, nor anyone acting on its behalf, consulted with Friedman regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Friedman concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) (the Company’s principal executive officer) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016. The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2016, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of July 31, 2016, the Company determined that the following items constituted a material weakness:

•	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions.

•	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm as we are a smaller reporting company and not required to provide the report.

Changes in Internal Controls over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position with the Company

Henry Val	56	Chief Executive Officer, Chief Financial Officer, President and Chairman

Henry Val, Chief Executive Officer, Chief Financial Officer, President and Chairman.

Henry Val has served as the Chief Executive Officer of the Company since 2007. Henry has over twenty-five years of experience in the financial markets ranging from trading global futures and equity markets, senior secured debt, convertible securities, private investments in public equities (PIPEs) and investing.

Prior to forming Netter Capital, Inc., Henry was a Partner with Delta Capital LLC, a boutique advisory firm, specializing in M&A, management consulting, turnaround situations and other advisory services. He was involved in originating, structuring, negotiating and closing financing transactions providing growth capital, acquisition financing, recapitalization, restructuring and general working capital to late-stage venture, distressed and middle market companies across all industries and sectors.

Mr. Val co-developed the internal deal flow process from origination to closing for internal investment bankers and business development officers. Additionally, he worked with internal and third-party marketers in presenting to institutional investors, family offices and funds to raise capital for the fund.

Audit Committee

Our board of directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead the Company’s Chairman acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act. Given the small size of the Company and its board, plus the Company’s limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. The Company intends on establishing an Audit Committee composed of independent directors of the Company. The Audit Committee’s duties would be to recommend to the Company’s board of directors the engagement of independent auditors to audit the Company’s financial statements and to review its accounting and auditing principles. The Audit Committee would review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The Audit Committee would at all times be composed exclusively of directors who are, in the opinion of the Company’s board of directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee

Our board of directors does not have a separate compensation committee responsible for determining executive and director compensation. Instead, the Company’s Chairman fulfills this function. Given the small size of the Company and its board, plus the Company’s limited resources, locating, obtaining and retaining additional independent directors is extremely difficult. In the absence of independent directors, the board does not believe that creating a separate compensation committee would result in any improvement in the compensation determination process. Accordingly, the board of directors has concluded that the Company and its stockholders would be best served at this time by having the entire board of director’s act in place of a compensation committee. When acting in this capacity, the board does not have a charter.

Code of Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic. Our code of ethics is filed as an exhibit to this Form 10-K.

Item 11.	Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended December 31, 2014:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Henry Val,	2016	-	-	-	-	-	-
Chairman, Chief	2015	-	-	-	-	-	-
Executive Officer, Chief
Financial Officer and
President

Employment Agreements

The Company has no employment agreements with any of its employees, executive officers, or consultants.

Outstanding Equity Awards at July 31, 2016.

None of our executive officers have outstanding equity awards as of July 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of November 14, 2016, the number of shares of Common Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

Name and address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Amount and Percentage of Voting Stock Beneficially Owned (1)		Percent of Common Stock Beneficially Owned (2)

Henry Val (3)	327,000,000	2,377,000,000	63.3%	19.2%
All directors and executive officers as a group	327,000,000	2,377,000,000	63.3%	19.2%

Other 5% Shareholders
Ensure HR, LLC (4)	8,527,660,650	8,527,660,650	83%	83%
Meros HR, LLC (5)	8,527,660,650	8,527,660,650	83%	83%

(1)	For each shareholder, the percentage of voting stock beneficially owned is based upon 1,705,036,105 shares of Common Stock outstanding as of November 14, 2016. The percentage of voting capital stock of each shareholder which is entitled to vote on the same basis as the Company’s Common Stock.

(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 1,705,036,105 shares of Common Stock outstanding as of November 14, 2016, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)	Includes 310,000,000 shares held by Netter Capital, Inc. of whom Mr. Val holds voting and dispositive power. For the purpose of determining the number of shares of Common Stock beneficially owned by Mr. Val, does not include 5,000,000 shares of Series A Preferred Stock, which votes at the rate of 10 votes per share, or 2,000,000 Series B Preferred Stock, which votes at the rate of 1,000 votes per share, held by Netter Capital, Inc. which are not readily convertible. The shares of Series A Preferred Stock and Series B Preferred Stock are included for purposes of determining the percentage of voting stock beneficially owned by Mr. Val.

(4)	Includes 137,500 shares of Series C Convertible Preferred Stock which are convertible into approximately 8,527,660,650 shares of common stock and vote on an as-converted basis multiplied by 1.9. James Radvany holds voting and dispositive control of the Shares held by Ensure HR, LLC. The address for Ensure is 1011 Whitehead Road Ext, Suite 101 Ewing, NJ 08638.

(5)	Includes 137,500 shares of Series C Convertible Preferred Stock which are convertible into approximately 8,527,660,650 shares of common stock and vote on an as-converted basis multiplied by 1.9. Todd McNulty holds voting and dispositive control of the Shares held by Meros HR, LLC. The address for Meros is 1011 Whitehead Road Ext, Suite 101 Ewing, NJ 08638.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

In June 2016, in conjunction with the Preferred Series C sale, the president received $60,000 as payment in full for consulting expense. As of July 31, 2016, the Company prepaid consulting fees to the president relating to fiscal year 2017 in the amount of $15,000.

Director Independence

We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. According to this definition, Henry Val, our sole officer and director, would not meet the definition as an independent director.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal years ended July 31, 2016 and 2015, we incurred $7,500 and $12,500, respectively,  for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

For the Company’s fiscal years ended July 31, 2016 and 2015, we did not incur any fees for tax services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Documents filed as part of this Annual Report

(1)	Financial Statements:

(2)	Financial Statement Schedules

(3)	Exhibits:

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	INS XBRL Instance Document *

101.SCH	SCH XBRL Schema Document *

101.CAL	CAL XBRL Calculation Linkbase Document *

101.DEF	DEF XBRL Definition Linkbase Document *

101.LAB	LAB XBRL Label Linkbase Document *

101.PRE	PRE XBRL Presentation Linkbase Document *

* Filed herewith

** In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGI SOLAR POWER GROUP, INC.

Date: November 14, 2016	By:	/s/ Henry Val
Name: Henry Val
Title: Chairman, Chief Executive Officer, Chief Financial Officer and President(Principal Executive, Financial and Accounting Officer)

Signature	Title	Date

/s/ Henry Val	Chairman, Chief Executive Officer, Chief Financial	November 14, 2016
Henry Val	Officer and President(Principal Executive, Financial
and Accounting Officer)

