Form 10-Q
period 2016-10-31
TGI Solar Power Group Inc.
filed 2016-12-20
CIK 1309056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2016

Commission File Number: 001-51059

TGI Solar Power Group Inc.

(Exact name of Company as specified in its charter)

Delaware	20-2976749
(State or other jurisdiction)	(IRS Employer Identification No.)
of incorporation or organization)

1011 Whitehead Road Ext, Suite 101,

Ewing, NJ 08638

(Address of principal executive offices and zip code)

(609) 201-2099

(Company’s telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐   No ☒

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of December 20, 2016, there were approximately 1,705,036,105 shares of common stock of the registrant issued and outstanding.

TGI Solar Power Group Inc.

FORM 10-Q

TGI Solar Power Group Inc.
Condensed Balance Sheets (unaudited)

	October 31,	July 31,
	2016	2016

Assets

Current assets
Cash	$70,048	$129,568
Prepaid Consulting Fees - Related Party	5,000	15,000
Total current assets	75,048	144,568

Total Assets	$75,048	$144,568

Liabilities and Stockholders' Equity

Current liabilities
Accrued Expenses	$20,332	$12,260
	20,332	12,260

Stockholders' Equity
Convertible Preferred Stock:
Series C, Convertible Preferred Stock, ($1 par value, 275,000 authorized issued and outstanding )	275,000	275,000
Series B, Convertible Preferred Stock, ($.001 par value, 2,000,000 authorized issued and outstanding )	2,000	2,000
Series A, Convertible Preferred Stock, ($.001 par value, 10,000,000 authorized issued and outstanding )	10,000	10,000
Common Stock ($.001 par value, 2,400,000,000 shares authorized, 1,705,036,105 shares issued and outstanding as of October 31, 2016 and July 31 , 2016)	1,705,036	1,705,036
Additional Paid in Capital	12,690,595	12,690,595
Accumulated Deficit	(14,627,915)	(14,550,323)
Stockholders' Equity	54,716	132,308

Total Liabilities and Stockholders' Equity	$75,048	$144,568

See accompanying notes to the unaudited condensed financial statements

TGI Solar Power Group Inc.
Condensed Statements of Operations (unaudited)

	Three months ended October 31,
	2016	2015

Revenues	$—	$—

Cost of Revenues	—	—

Gross profit	—	—

Operating expenses	77,592	20

Loss before other income/(expense)	(77,592)	(20)

Interest expense	—	(1,957)
Other income/ expense	—	(1,957)

Net Loss	$(77,592)	$(1,977)

Basic and diluted net loss per common share	(0.000)	(0.000)

Weighted average of common shares outstanding, Basic and Diluted	1,705,036,105	1,665,036,105

See accompanying notes to the unaudited condensed financial statements

TGI Solar Power Group
Condensed Statements of Changes in Stockholders' Equity (unaudited)

	Preferred Stock								Additional
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Paid in Capital	Accumulated Deficit	Total Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value

Balance at July 31 2016	10,000,000	$10,000	2,000,000	$2,000	275,000	$275,000.00	1,705,036,105	$1,705,036	$12,690,595	$(14,550,323)	$132,308

Net loss	—	—	—	—	—	—	—	—	—	(77,592)	(77,592)

Balance at October 31, 2016	10,000,000	$10,000	2,000,000	$2,000	275,000	$275,000	1,705,036,105	$1,705,036	$12,690,595	$(14,627,915)	$54,716

See accompanying notes to the unaudited condensed financial statements

TGI Solar Power Group Inc.
Condensed Statements of Cash Flows (unaudited)

	Three Months Ended October 31,
	2016	2015

Cash flows from operating activities
Net loss	$(77,592)	$(1,977)
Changes in operating assets and liabilities:
Prepaid expenses - Related Party	10,000	—
Accrued expenses	8,072	1,957
Net cash used in operating activities	(59,520)	(20)

Net change in cash	$(59,520)	$(20)

Cash
Beginning of year	129,568	76
End of period	$70,048	$56

See accompanying notes to the unaudited condensed financial statements

TGI SOLAR POWER GROUP INC.

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1.	NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

TGI Solar Power Group, Inc. (“TGI” or the “Company”) is a publicly held corporation formed under the laws of the State of Delaware as Liberty Leasing Co. Inc. in 1967. The Company changed its name to LIBCO Corporation on June 29, 1973, RDIS Corporation on Jan 11, 1993 and TenthGate International, Inc. on February 20, 2007 before adopting its current name in June 2008. Tenth Gate International, Inc. acquired TenthGate Incorporated, a Delaware corporation, by merger of TGI’s subsidiary, TenthGate Merger Sub, Inc., a Utah corporation, with and into TenthGate Incorporated in April 2007. Thereafter, TenthGate International, Inc. became a development stage company which owned various subsidiaries with licenses and patents held by those subsidiaries. On July 25, 2008, Tenth Gate International, Inc., acquired from Solar 18 Corporation, a Florida corporation, (“Solar 18”), Solar 18’s patented technology which the Company believed to be viable in commercial and residential applications, especially in the field of green energy. Thereafter, the Company changed its name to TGI Solar Power Group, Inc. TGI Solar Power Group, Inc. discontinued operations of its other subsidiaries (of the former TenthGate International, Inc.) to pursue energy technology products and services. The Company’s fiscal year end is July 31st.

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

The accompanying financial statements have been prepared on the basis the Company will continue as going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of operating losses and the Company continues to rely on financing and the issuance of Preferred and Common shares to raise capital. The Company's significant losses from operations and the Company’s dependence on equity and debt financing raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (" GAAP").

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Through October 31, 2016, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carryforwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.

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

As of October 31, 2016 and July 31, 2016 there were 10,000,000 outstanding shares of Preferred Series A Stock which convert to 30,000,000 common shares, 2,000,000 outstanding shares of Preferred Series B Stock which convert to 200,000,000 common shares and 275,000 outstanding shares of Preferred Series C Stock which convert to 17,055,321,260 common shares.

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

4.	RELATED PARTY TRANSACTION

During the three months ended October 31, 2016 and 2015 the Company incurred $45,000 and paid $35,000 and $0 of consulting expense with its officer. As of October 31, 2016 and July 31, 2016 the Company prepaid consulting fees to its officer in the amount of $5,000 and $15,000.

5.	CAPITAL STRUCTURE

Common:

At October 31, 2016 and July 31, 2016, the Company had 2,400,000,000 shares authorized and 1,705,036,105 shares of $.001 par value common stock issued and outstanding.

Common shares are voting and dividends are paid at the discretion of the Board of Directors.

Series A Preferred Stock:

At October 31, 2016 and July 31, 2016, the Company had 10,000,000 shares of Series A Preferred Stock, $.001 par value, authorized, issued and, outstanding. The Series A Preferred Stock has a liquidation preference over the common stock and any other class or series of capital stock whose terms expressly provide that the holders of the Series A Preferred Stock should receive preferential payment. Holders of the Preferred Stock Series A are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 10 votes for each share of the Series A Preferred Stock owned.

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

Holders of the Series A Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible

Series B Preferred Stock:

At October 31, 2016 and July 31, 2016, the Company had 2,000,000 shares of Series B Preferred Stock, $.001 par value, authorized, issued and outstanding. Holders of the Series B Preferred Stock Series B are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 1,000 votes for each share of the Series B Preferred Stock owned.

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

Holders of the Series B Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible.

Series C Preferred Stock:

On June 22 2016, the Company authorized 275,000 shares of $1 Par Value Series C Convertible Preferred Stock. On June 26, 2016, the Company sold 137,500 shares of its Series C Convertible Preferred Stock each to Ensure HR, LLC, a New Jersey limited liability company, and Meros HR, LLC, a New Jersey limited liability company for $275,000. The proceeds were reduced by $19,460 of legal expenses related to the sale. These 275,000 shares of Series C Preferred Stock are authorized issued and outstanding as of July 31, 2016.

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

PART I

Item 2. Management’ Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Company’s Annual Report on Form 10-K for the year ended July 31, 2016. Readers should carefully review the risk factors disclosed in this Form 10-K and other documents filed by the Company with the SEC.

As used in this report, the terms “Company”, “we”, “our”, “us”, “the Company” and “TGI” refer to TGI Solar Power Group Inc., a Delaware corporation.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10Q.

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

Results of Operations

Comparison of the three months ended October 31 2016 and 2015

We did not have any sales for the three months ended October 31, 2016 and 2015. During the three months ended October 31, 2016 and 2015, we incurred $77,592 and $20, respectively, in operating expenses. The increase in the three months ended October 31, 2016 pertains to consulting expenses incurred to its President of $45,000 as well as legal and accounting fees. We incurred interest expense of $0 and $1,957 for the three months ended October 31, 2016 and 2015. The interest was incurred from an advance received from a third party converted to stock in July 2016.

Net loss from continuing operations for the three months ended October 31, 2016 and 2015 was $77,592 and $20 respectively.

Liquidity and Capital Resources

At October 31, 2016 and July 31 2016, we had cash of $70,048 and $129,568. We did not have any cash flows from operating and investing activities for the periods then ended. .. In June 2016, we received net proceeds of $255,540 in conjunction with the sale of our Preferred Series C Stock.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management’s plan includes obtaining additional funds by equity financing and/or related party advances, however there is no assurance of additional funding being available. The uncertainty surrounding the Company’s ability to consummate such transactions raises substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements have been prepared with the assumption that the Company will continue as a going concern and will be able to realize its assets and discharge its liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

There was no change in our internal control over financial reporting during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may be a party to legal proceedings in the ordinary course of our business in addition to those described below. We do not, however, expect such other legal proceedings to have a material adverse effect on our business, financial condition or results of operations.

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGI SOLAR POWER GROUP INC.

/s/ Henry Val
Dated: December 20, 2016	Name: Henry Val
Title: Chairman, Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)

