Form 10-Q
period 2017-01-31
TGI Solar Power Group Inc.
filed 2017-03-24
CIK 1309056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2017

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

Yes ☒   No ☐

As of March 24, 2017, there were approximately 1,705,036,105 shares of common stock of the registrant issued and outstanding.

TGI Solar Power Group Inc.

FORM 10-Q

TGI Solar Power Group Inc.

Condensed Balance Sheets (unaudited)

	January 31	July 31,
	2017	2016

Assets

Current assets
Cash	$35,148	$129,568
Prepaid Consulting Fees	3,500	15,000
Total current assets	38,648	144,568

Total Assets	$38,648	$144,568

Liabilities and Stockholders' Equity

Current liabilities
Accrued Expenses	$30,300	$12,260
	30,300	12,260
Stockholders' Equity
Convertible Preferred Stock:
Series C, Convertible Preferred Stock, ($1 par value, 275,000 and zero authorized issued and outstanding )	275,000	275,000

Series B, Convertible Preferred Stock, ($.001 par value, 2,000,000 authorized issued and outstanding )	2,000	2,000

Series A, Convertible Preferred Stock, ($.001 par value, 10,000,000 authorized issued and outstanding )	10,000	10,000

Common Stock (.001 par value, 2,400,000,000 shares authorized, 1,705,036,105 shares issued and outstanding as of January 31, 2016 and July 31 , 2016)	1,705,036	1,705,036
Additional Paid in Capital	12,690,595	12,690,595
Accumulated Deficit	(14,674,283)	(14,550,323)
Stockholders' Equity	8,348	132,308

Total Liabilities and Stockholders' Equity	$38,648	$144,568

See accompanying notes to the unaudited condensed financial statements

TGI Solar Power Group Inc.

Condensed Statement of Operations (Unaudited)

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Cost of Revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses	46,368	2,973	123,960	2,993

Loss before other income/(expense)	(46,368)	(2,973)	(123,960)	(2,993)

Interest expense	—	—	—	(1,957)
Other income/ expense	—	—	—	(1,957)

Net Loss	$(46,368)	$(2,973)	$(123,960)	$(4,950)

Basic and diluted net loss per common share	(0.000)	(0.000)	(0.000)	(0.000)

Weighted average of common shares outstanding, Basic and Diluted	1,705,036,105	1,665,036,105	1,705,036,105	1,665,036,105

See accompanying notes to the unaudited condensed financial statements

TGI Solar Power Group Inc.

Condensed Statement of Cash Flows (Unaudited)

	For the six months ended January 31,
	2017	2016

Cash flows from operating activities
Net loss	$(123,960)	$(4,950)
Changes in operating assets and liabilities:
Prepaid expenses	11,500	—
Accrued expenses	18,040	1,958
Net cash used in operating activities	(94,420)	(2,992)

Advances from Related Party		3,000
Net cash provided by operating activities	—	3,000

Net change in cash	$(94,420)	$8

Cash
Beginning of year	129,568	76
End of period	$35,148	$84

See accompanying notes to the unaudited condensed financial statements

1.	NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

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

Accordingly, TGI intends to launch new business initiatives intended to provide clients with management, tools and resources to deliver interactive, real-time, on demand staffing for full time and project based personnel.  The Company is exploring the possibility of entering into a business to provide staffing for contract projects in solar energy, as well as potentially in other businesses. We hope these business initiatives will result in infrastructure which supports qualifying, investigating and on boarding of viable project management candidates, a process that includes automated reporting of hours, benefits and insurance and obtaining insurance and building expertise that may drive continued support of this model which may include the three offerings to companies; permanent, temporary and contract based and the five established vertical markets, information technology, engineering, light industrial and blue collar, financial services and medical.

2.	GOING CONCERN

The accompanying unaudited financial statements have been prepared on the basis the Company will continue as going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of operating losses and the Company continues to rely on financing and the issuance of Preferred and Common shares to raise capital. The Company's significant losses from operations and the Company's dependence on equity and debt financing raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2017 are not necessarily indicative of the results that may be expected for the year ended July 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2016 as filed on November 14, 2016.

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

Through January 31, 2017, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.

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

As of January 31, 2017 and July 31, 2016 there were 10,000,000 outstanding shares of Preferred Series A Stock which convert to 30,000,000 common shares, 2,000,000 outstanding shares of Preferred Series B Stock which convert to 200,000,000 common shares and 275,000 outstanding shares of Preferred Series C Stock which convert to 17,055,321,260 common shares.

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

Interest expense on the Advance was $0 for the three months ended January 31, 2017 and 2016. Interest was $0 and $1,957 for the six months ended January 31, 2017 and 2016.

5.	RELATED PARTY TRANSACTION

During the three months and six months ended January 31, 2017 the Company incurred and paid $22,933 and $67,933 of consulting expenses to its officer. As of January 31, 2017 and July 31, 2016 the Company prepaid consulting fees to its officer in the amount of $3,000 and $15,000 which is included in prepaid expense on the accompanying condensed balance sheet.

6.	CAPITAL STRUCTURE

Common:

At January 31, 2017 and July 31, 2016, the Company had 2,400,000,000 shares authorized and 1,705,036,105 shares of $.001 par value common stock issued and outstanding.

Common shares are voting and dividends are paid at the discretion of the Board of Directors.

Series A Preferred Stock

At January, 31 2017 and July 31, 2016, the Company had 10,000,000 shares of Series A Preferred Stock, $.001 par value, authorized, issued and, outstanding. The Series A Preferred Stock has a liquidation preference over the common stock and any other class or series of capital stock whose terms expressly provide that the holders of the Series A Preferred Stock should receive preferential payment. Holders of the Preferred Stock Series A are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 10 votes for each share of the Series A Preferred Stock owned.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into three shares of the Company's common stock. However, holders cannot convert any share of Series A Preferred Stock into shares of common stock until (a) the Series A Preferred Stock has been held for a minimum of 24 months; (b) the Common Stock is trade for at least $0.50 per share (c) the Company has a positive Net Worth; and (c) The Company is traded on the Pink Sheets, or higher exchange.

Holders of the Series A Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible.

Series B Preferred Stock

At January 31, 2017 and July 31, 2016, the Company had 2,000,000 shares of Series B Preferred Stock, $.001 par value, authorized, issued and outstanding. Holders of the Series B Preferred Stock Series B are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 1,000 votes for each share of the Series B Preferred Stock owned.

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

The Series Preferred C Stock has a liquidation of twice its stated value, and converts into shares of Common Stock at the initial conversion price of $.000016124 per share, subject to adjustment for stock splits, reclassification and distributions. The Series C Preferred Stock votes on an as converted basis multiplied by 1.9. The conversion price is initially $.000016124 per share, subject to adjustment for dilutive issuances, so that upon conversion the holders of the Series C Preferred Stock would hold shares of Common constituting 90 % of the fully diluted Common Stock upon conversion. Accordingly, the sale of the Series C Stock resulted in a change of control of the Company. The Series C Preferred Stock cannot be converted until the Company files an amendment increasing the authorized number of shares of Common Stock and/or effecting a reverse stock split of the Common Stock so that the Company has a sufficient number of authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding shares of Series C Preferred Stock.

Holders of the Series C Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series C Preferred Stock is convertible.

PART I

Item 2. Management’ Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10K.

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

Results of Operations

Comparison of the six months ended January 31 2017 and 2016

We did not have any sales for the six months ended January 31, 2017 and 2016. During the six months ended January 31, 2017 and 2016, we incurred $123,960 and $2,993, respectively, in operating expenses. The fees of $25,395 increase in the six months ended January 31, 2017 pertains to consulting expenses incurred to its President of $67,933 as well as legal and accounting fees of $20,550. We incurred interest expense of $0 and $1,957 for the six months ended January 31, 2017 and 2016. The interest was incurred from an advance received from a third party converted to stock. in July 2016

Net loss from operations for the six months ended January 31, 2017 and 2016 was $123,960 and $4,950 respectively.

Comparison of the three months ended January 31 2017 and 2016

We did not have any sales for the three months ended January 31 2017 and 2016.

During the three months ended January 31, 2017 and 2016, we incurred $46,368 and $2,973, respectively, in operating expenses. The increase in the three months ended January 31, 2017 pertains to consulting expenses incurred to its President of $22,993 as well as legal fees of $7,945 and accounting fees of $10,400.

Net loss from continuing operations for the Three months ended January 31, 2017 and 2016 was $46,368 and $2,973 respectively.

Liquidity and Capital Resources

At January 31, 2017 and July 31 2016, we had cash of $35,148 and $129,568. We did not have any cash flows from operating and investing activities for the periods then ended. In June 2016, we received net proceeds of $255,540 in conjunction with the sale of our Preferred Series C Stock.

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

TGI SOLAR POWER GROUP INC.

/s/ Henry Val
Dated: March 24, 2017	Name: Henry Val
Title: Chairman, Chief Executive Officer, Chief Financial Officer and President(Principal Executive, Financial and Accounting Officer)

