Form 10-Q/A
period 2017-01-31
TGI Solar Power Group Inc.
filed 2017-06-16
CIK 1309056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: The sole purpose of this Amendment to the Quarterly Report on Form 10-Q of TGI Solar Group, Inc. (the “Registrant”) for the quarter ending January 31, 2017, filed with the Securities and Exchange Commission on March 24, 2017 (the “Original Filing”) is to change the designation of the Registrant as a shell company to “No”, which was erroneously marked “Yes” on the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGI SOLAR POWER GROUP INC.

/s/ Henry Val
Dated: June 15, 2017	Name: Henry Val
Title: Chairman, Chief Executive Officer, Chief Financial Officer and President(Principal Executive, Financial and Accounting Officer)

11