Form 10-Q
period 2017-04-30
TGI Solar Power Group Inc.
filed 2017-06-16
CIK 1309056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting Company	☒
		Emerging growth company	☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☐

As of June 16, 2017, there were approximately 1,705,036,105 shares of common stock of the registrant issued and outstanding.

TGI Solar Power Group Inc.

FORM 10-Q

PART I

TGI Solar Power Group Inc.

Condensed Balance Sheets (unaudited)

	April 30,	July 31,
	2017	2016

Assets

Current assets
Cash	$63	$129,568
Prepaid Consulting Fees - Related Party	-	15,000
Total current assets	63	144,568

Total Assets	$63	$144,568

Liabilities and Stockholders' Equity

Current liabilities
Advances Payable - related party	$300	$-
Accrued Expenses	16,386	12,260

	16,686	12,260

Stockholders' Equity (Deficit)
Convertible Preferred Stock:
Series C, Convertible Preferred Stock, ( $1 par value, 275,000 and zero authorized issued and outstanding )	275,000	275,000
Series B, Convertible Preferred Stock, ($.001 par value, 2,000,000 authorized issued and outstanding )	2,000	2,000
Series A, Convertible Preferred Stock, ($.001 par value, 10,000,000 authorized issued and outstanding )	10,000	10,000
Common Stock (.001 par value, 2,400,000,000 shares authorized, 1,705,036,105 shares issued and outstanding as of April 30, 2017 and July 31 , 2016)	1,705,036	1,705,036
Additional Paid in Capital	12,690,595	12,690,595
Accumulated Deficit	(14,699,254)	(14,550,323)
Stockholders' Equity (Deficit)	(16,623)	132,308

Total Liabilities and Stockholders' Equity (Deficit)	$63	$144,568

See accompanying notes to the unaudited condensed financial statements

TGI Solar Power Group Inc.

Condensed Statements of Operations (unaudited)

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Cost of revenues	-	-	-	-

Gross profit	-	-	-	-

Operating expenses	24,971	30,801	148,931	33,794

Loss before other income/(expense)	(24,971)	(30,801)	(148,931)	(33,794)

Interest expense	-	(3,942)	-	(5,899)
Other income/ expense	-	(3,942)	-	(5,899)

Net Loss	$(24,971)	$(34,743)	$(148,931)	$(39,693)

Basic and diluted net loss per common share	(0.000)	(0.000)	(0.000)	(0.000)

Weighted average of common shares outstanding, Basic and Diluted	1,705,036,105	1,665,036,105	1,705,036,105	1,665,036,105

See accompanying notes to the unaudited condensed financial statements

TGI Solar Power Group Inc.

Condensed Statements of Cash Flows (unaudited)

	For the nine months ended April 30
	2017	2016

Cash flows from operating activities
Net loss	$(148,931)	$(39,693)
Changes in operating assets and liabilities:
Prepaid expenses	15,000	-
Accrued expenses	4,126	6,424
Net cash used in operating activities	(129,805)	(33,269)

Advances from related party	300	33,333
Net cash provided by operating activities	300	33,333

Net change in cash	$(129,505)	$64

Cash
Beginning of year	129,568	76
End of period	$63	$140

See accompanying notes to the unaudited condensed financial statements

TGI Solar Power Inc.

Notes to Financial Statements

1.	NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

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

The accompanying unaudited financial statements have been prepared on the basis the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of operating losses and the Company continues to rely on financing and the issuance of Preferred and Common shares to raise capital. The Company’s significant losses from operations and the Company’s dependence on equity and debt financing raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern

TGI Solar Power Inc.

Notes to Financial Statements

3.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2017 are not necessarily indicative of the results that may be expected for the year ending July 31, 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2016 as filed on November 14, 2016.

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America. (“GAAP”).

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

Through April 30, 2017, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.

Due to the Company experiencing several events that qualify as a change in control since its inception, the Company may be limited by section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

TGI Solar Power Inc.

Notes to Financial Statements

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

As of April 30, 2017, and July 31, 2016 there were 10,000,000 outstanding shares of Preferred Series A Stock which convert to 30,000,000 common shares, 2,000,000 outstanding shares of Preferred Series B Stock which convert to 200,000,000 common shares and 275,000 outstanding shares of Preferred Series C Stock which convert to 17,055,321,260 common shares.

4.	ADVANCES PAYABLE

The Company received an advance of $300 from a shareholder in April 2017 to cover the expenses of the Company. The advance is non-interest bearing and has no set repayment schedule.

The Company received advances of $65,000 by a third party in September 2014 to cover expenses associated with a possible investment which was not pursued by the Company The advance and related interest of approximately 12% was satisfied in full through the issuance of 40,000,000 shares of common stock on July 31, 2016.

Interest expense on the Advance was $0 and $3,942 for the three months ended April 30, 2017 and 2016. Interest was $0 and $5,899 for the nine months ended April 30, 2017 and 2016.

5.	RELATED PARTY TRANSACTION

During the three months and nine months ended April 30, 2017, the Company incurred and paid $4,000 and $71,933 to its officer. As of April 30, 2017, and July 31, 2016 the Company prepaid consulting fees to its officer in the amount of $0 and $15,000 which is included in Prepaid expense on the accompanying condensed balance sheet.

6.	CAPITAL STRUCTURE

Common:

At April 30, 2017 and July 31, 2016, the Company had 2,400,000,000 shares authorized and 1,705,036,105 shares of $.001 par value common stock issued and outstanding.

Common shares are voting and dividends are paid at the discretion of the Board of Directors.

TGI Solar Power Inc.

Notes to Financial Statements

Series A Preferred Stock

At April 30, 2017 and July 31, 2016, the Company had 10,000,000 shares of Series A Preferred Stock, $.001 par value, authorized, issued and, outstanding. The Series A Preferred Stock has a liquidation preference over the common stock and any other class or series of capital stock whose terms expressly provide that the holders of the Series A Preferred Stock should receive preferential payment. Holders of the Preferred Stock Series A are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 10 votes for each share of the Series A Preferred Stock owned.

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

At April 30, 2017 and July 31, 2016, the Company had 2,000,000 shares of Series B Preferred Stock, $.001 par value, authorized, issued and outstanding. Holders of the Series B Preferred Stock Series B are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 1,000 votes for each share of the Series B Preferred Stock owned.

Each share of the Series B Preferred Stock is convertible, at the option of the holder, into one hundred shares of the Company’s common stock. However, holders cannot convert any share of Series B Preferred Stock into shares of common stock until (a) the Series B Preferred Stock has been held for a minimum of 12 months; (b) the Common Stock is traded at least $0.01 per share (c) The Company is traded on the Pink Sheets, or higher exchange.

Holders of the Series B Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible

Series C Preferred Stock

On June 22, 2016, the Company authorized 275,000 shares of $1 Par Value Series C Convertible Preferred Stock. On June 26, 2016, the Company sold 137,500 shares of its Series C Convertible Preferred Stock each to Ensure HR, LLC, a New Jersey limited liability company, and Meros HR, LLC, a New Jersey limited liability company for $275,000. The proceeds were reduced by $19,460 of legal expenses related to the sale. These 275,000 shares of Series C Preferred Stock are authorized issued and outstanding as of July 31, 2016

TGI Solar Power Inc.

Notes to Financial Statements

The Series Preferred C Stock has a liquidation of twice its stated value, and converts into shares of Common Stock at the initial conversion price of $.000016124 per share, subject to adjustment for stock splits, reclassification and distributions. The Series C Preferred Stock votes on an as-converted basis multiplied by 1.9. The conversion price is initially $.000016124 per share, subject to adjustment for dilutive issuances, so that upon conversion the holders of the Series C Preferred Stock would hold shares of Common constituting 90 % of the fully diluted Common Stock upon conversion. Accordingly, the sale of the Series C Stock resulted in a change of control of the Company. The Series C Preferred Stock cannot be converted until the Company files an amendment increasing the authorized number of shares of Common Stock and/or effecting a reverse stock split of the Common Stock so that the Company has enough authorized and unissued shares of Common Stock so as to permit the conversion of all outstanding shares of Series C Preferred Stock.

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

Results of Operations

Comparison of the three months ended April 30, 2017 and 2016

We did not have any sales for the three months ended April 30, 2017 and 2016. During the three months ended April 30, 2017 and 2016, we incurred $24,971 and $30,801, respectively, in operating expenses. Operating expenses in the three months ended April 30, 2017 include travel expenses incurred by our CEO of $9,570, accounting fees of $5,150 and consulting, legal and filing fees of $8,595. Operating expenses in the three months ended April 30, 2016 included $30,000 of consulting fees incurred to our CEO.

Net loss from continuing operations for the three months ended April 30, 2017 and 2016 was $24,971 and $34,743 respectively.

Comparison of the nine months ended April 30 2017 and 2016

We did not have any sales for the nine months ended April 2017 and 2016. During the nine months ended April 30, 2017 and 2016, we incurred $148,931 and $33,794 respectively, in operating expenses. The majority of the increase in operating expenses for the nine months ended April 30, 2017 pertains to increases in consulting expenses, legal expenses and accounting expenses. Consulting expenses incurred to our CEO were $71,933 for the nine months ended April 30, 2017 as compared to $30,000 for the nine months ended April 30, 2016. Legal and accounting fees were $28,039 and $25,700 for the nine months ended April 30, 2017 as compared to $1,500 and $500 for the nine months ended April 30, 2016. We incurred interest expense of $0 and $5,899 for the nine months ended April 30, 2017 and 2016. The interest was incurred from an advance received from a third party converted to stock in July 2016

Net loss from continuing operations for the nine months ended April 30, 2017 and 2016 was $148,931 and $39,693 respectively.

10

Liquidity and Capital Resources

At April 30, 2017 and July 31, 2016, we had cash of $63 and $129,568. We did not have any cash flows from operating and investing activities for the periods then ended. In June 2016, we received net proceeds of $255,540 in conjunction with the sale of our Preferred Series C Stock.

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

11

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

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGI SOLAR POWER GROUP INC.

/s/ Henry Val
Dated: June 16, 2017	Name: Henry Val
Title: Chairman, Chief Executive Officer, Chief Financial Officer and President(Principal Executive, Financial and Accounting Officer)

13