Form 10-K
period 2017-07-31
TGI Solar Power Group Inc.
filed 2018-01-31
CIK 1309056

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of January 31, 2017, was approximately $826,822 based upon the closing bid price on that date of $.0006 and 1,378,036,105 shares of common stock held by non-affiliates. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be “affiliates” of the registrant.

The number of shares outstanding of each of the issuer’s classes of common stock, as of January 31, 2018 was 1,705,036,105.

FORM 10-K

FOR THE FISCAL YEAR ENDED July 31, 2017

i

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

The Company’s strategy is to acquire innovative and patented technologies, components, processes, and designs with commercial value that will give the Company a competitive market advantage and generate shareholder value. In addition, the Company plans to align itself through acquisition and joint ventures with partners whereby the Company can provide project management consulting and develop custom tools software.

The Company has also initiated plans to develop a line of electric vehicles and build five prototype electric vehicles for testing and attracting orders. Engineering, design and key component sourcing has been initiated. The Company has also signed an agreement with a Ukraine insurance company (Finex) to develop a line of insurance products for TGI to include comprehensive polices for future car owners, extended warranties, roadside assistance and battery replacement. The Company will be able to utilize Finex office space, back office, accounting and legal personnel for operations conducted in the Ukraine.

While the Company has not generated revenues from its business activities for the periods reported in this Annual Report, it has since been retained to provide consulting services.

Market Overview

Growth Strategy

Our growth strategy is to expand our consulting service offerings, which may require investments in new hires, acquisitions of complementary businesses, possible expansion into other geographic areas, and related capital expenditures.

Our business development and marketing activities are aimed at cultivating relationships, driving demand for our consulting services, generating leads and attempting to increase penetration and visibility with potential customers. Currently, we have one existing client and we anticipate that any new engagements would be generated through relationships with existing providers from our contacts in the industry. We actively seek to identify new business opportunities. We hope to retain dedicated business development professionals who are focused exclusively on developing client relationships and generating new business.

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

Government Regulation

We are not currently a “regulated utility” in the United States under applicable national, state or other local regulatory regimes. In the United States, we would be required to obtain federal and state regulatory exemptions by establishing “Qualifying Facility” status with the Federal Energy Regulatory Commission for all of our qualifying projects. Also, we would likely be required to obtain interconnection agreements from the applicable local primary electricity utility. Depending on the size of the solar energy system and local law requirements, interconnection agreements are between the local utility and either us or our customer. In most cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, we believe no additional regulatory approvals would be required once interconnection agreements were signed. We may be required to maintain a utility administration function, with primary responsibility for engaging with utilities and ensuring our compliance with interconnection rules.

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

Employees

As of the end of the reporting period, the Company had one employee, its Chief Executive Officer, Henry Val. Mr. Val does not have an employment agreement and is not covered by a collective bargaining agreement.

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

We had an accumulated deficit of $14,771,647 as of July 31, 2017 and we expect to continue to incur significant set up expenses in the foreseeable future. As a result, we are sustaining substantial operating and net losses, and it is possible that we will never be able to sustain or develop the revenue levels necessary to attain profitability.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of July 31, 2017, we had $1,095 in cash and a working capital deficiency of $89,016. Further, we have incurred and expect to continue to incur significant costs in pursuit of our plans. Any plans to raise capital and to consummate our business operations may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this prospectus do not include any adjustments that might result from our inability to consummate this offering or our inability to continue as a going concern.

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

Our future success depends, to a significant extent, on our ability to attract, train, and retain management, operations, sales, training and technical personnel, including in foreign jurisdictions as we continue to execute on our long term strategic plan. Recruiting and retaining capable personnel, particularly those with expertise our industry across a variety of technologies, are vital to our success. There is substantial competition for qualified technical personnel and there can be no assurances that we will be able to attract and retain our technical personnel. If we are unable to attract and retain qualified associates, or otherwise experience unexpected labor disruptions within our business, we may be materially and adversely affected.

Our largest stockholders have significant influence over us and their interests may conflict with or differ from interests of other stockholders.

Our largest stockholders, consisting collectively of Henry Val and his wholly-owned corporation Netter Capital, Inc., Meros HR, LLC and Ensure HR, LLC (collectively, the “Significant Stockholders”), owned approximately 93% of our outstanding voting, capital stock at July 31, 2017, on an as-converted basis. As a result, the Significant Stockholders have substantial influence over all matters requiring stockholder approval, including the election of our directors and the approval of significant corporate transactions such as mergers, tender offers, and the sale of all or substantially all of our assets. The interests of the Significant Stockholders could conflict with or differ from interests of other stockholders. For example, the concentration of ownership held by the Significant Stockholders could delay, defer or prevent a change of control of our Company or impede a merger, takeover, or other business combination that a majority of stockholders may view favorably.

Unanticipated changes in our tax provisions, the adoption of a new U.S. tax legislation, or exposure to additional income tax liabilities could affect our profitability.

We are subject to income taxes in the United States and the foreign jurisdictions in which we may someday operate. Our tax liabilities are affected by the amounts we charge for inventory, services, licenses, funding, and other items in inter-company transactions that may occur in the future. We are subject to potential tax examinations in these various jurisdictions. Tax authorities may disagree with our inter-company charges if we had any or other tax positions and assess additional taxes. We regularly assess the likely outcomes of these examinations in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these potential examinations, and the amounts ultimately paid upon resolution of examinations could be materially different from the amounts previously included in our income tax expense and therefore, could have a material impact on our tax provision, net income, and cash flows. In addition, our future effective tax rate could be adversely affected by changes to our operating structure, changes in the mix of earnings in jurisdictions with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, and the discovery of new information in the course of our tax return preparation process

Risk Related to Our Securities

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The shares of our common stock are quoted on the Over-the-Counter “Pink Sheets” maintained by OTCMarkets.com under the symbol “TSPG.” Trading in our common stock is limited.

As of the date of the filing of this Annual Report, there are issued and outstanding 1,705,036,105 shares of Common Stock.

As of the date of the filing of this Annual Report, there are 92 holders of record of our Common Stock.

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

Fiscal Quarter	High Bid	Low Bid
2016 First Quarter	$0.0008	$0.0002
2016 Second Quarter	$0.0028	$0.0006
2016 Third Quarter	$0.0016	$0.0003
2016 Fourth Quarter	$0.0028	$0.0001
2017 First Quarter	$0.0024	$0.0006
2017 Second Quarter	$0.0010	$0.0002
2017 Third Quarter	$0.0011	$0.0003
2017 Fourth Quarter	$0.0016	$0.0003

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

The Company’s strategy is to acquire innovative and patented technologies, components, processes, and designs with commercial value that will give the Company a competitive market advantage and generate shareholder value. In addition, the Company plans to align itself through acquisition and joint ventures with partners whereby the Company can provide project management consulting and develop custom tools software.

The Company has initiated plans to develop a line of electric vehicles and build five prototype electric vehicles for testing and attracting orders. Engineering, design and key component sourcing has been initiated. TGI has also signed an agreement with a Ukraine insurance company (Finex) to develop a line of insurance products for TGI to include comprehensive polices for future car owners, extended warranties, roadside assistance and battery replacement. The Company will be able to utilize Finex office space, back office, accounting and legal personnel for operations conducted in the Ukraine.

As of July 31, 2017, we had limited cash and no accounts receivable. In order to fulfill our plans as a consultant and developer of electric cars we will be required to actively market this portion of the Company’s business and employ sales affiliates to obtain clients on the Company’s behalf.

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

(2) Earnings Per Share:

Basic earnings per share includes no dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. The difference between reported basic and diluted weighted-average common shares results from the assumption that all dilutive stock options and convertible preferred stock exercised into common stock. Total potentially dilutive shares excluded from diluted weighted shares outstanding at July 31, 2017 and 2016 totaled 1,935,532,126 for each period.

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

Currently the Company has no operations that provide cash flow, however a new business plan was developed and TGI intends to enter into business to provide clients with services that include: business development, project management, and management consulting

We had consulting income from a related party for the years ended July 31, 2017 and July 31, 2016 of $1,000 and $0. During the year ended July 31, 2017 and 2016, we incurred $222,144 and $121,679, respectively, in operating expenses. The increase in fiscal year 2017 is due to a full year of operating expenses. Accordingly, legal expense was $38,971 and $11,500 for the years ended July 31, 2017 and 2016. Accounting expense was $30,850 and $10,800 for the years ended July 31, 2017 and 2016. Travel and meals were $12,765 and $706 for the years ended July 31, 2017 and 2016 due to our Chief Executive Officer traveling as we attempt to implement our business plan. Consulting fees to our Officer also increased to $118,933 for the ended July 31, 2107 from $70,067 for the year ended July 31, 2016.

Net loss for the years ended July 31, 2016 and 2015 was $221,324 and $129,534 respectively.

Liquidity and Capital Resources

At July 31, 2017 and July 31, 2016, we had cash of $1,095 and $129,568. In June 2016, the Company received net proceeds of $255,540 in conjunction with the sale of its Preferred Series C Stock. We did not have any cash flows from investing activities for the fiscal year end 2017. We had cash flow losses from operating activities of $142,773 and 124,448 for the years ended July 31, 2017 and 2016. The Company entered a note to purchase 25% of outstanding shares of $0.001 par value in share capital of Data Boss International Corp Inc., a company which offers IT development and consulting services, on November 6, 2017. The note is in the amount of $100,000 and all outstanding principal and interest of 6% is due on November 6, 2018.

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

Item 8. Financial Statements and Supplementary Data.

See “Index to Consolidated Financial Statements” which appears on page F-1 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of TGI Solar Power Group, Inc.

We have audited the accompanying balance sheets of TGI Solar Group, Inc. (the “Company”) as of July 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2017 and 2016, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s losses, negative cash flows from operations and working capital deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

Marlton, New Jersey

January 31, 2018

TGI Solar Power Group Inc.

Balance Sheets

As of July 31, 2017 and 2016

	2017	2016

Assets

Current assets
Cash	$1,095	$129,568
Prepaid consulting fees - related party	--	15,000
Total current assets	1,095	144,568

Total Assets	$1,095	$144,568

Liabilities and Stockholders’ Equity / (Deficit)

Current liabilities
Note Payable - Related Party	$14,300	$-
Accrued expenses	75,811	12,260

Total Liabilities	90,111	12,260

Stockholders’ Equity (Deficit)
Convertible Preferred Stock (100,000,000 authorized):
Series C, Convertible Preferred Stock, ($1 par value, 275,000 authorized issued and outstanding)	275,000	275,000
Series B, Convertible Preferred Stock, ($.001 par value, 2,000,000 authorized issued and outstanding)	2,000	2,000
Series A, Convertible Preferred Stock, ($.001 par value, 10,000,000 authorized issued and outstanding)	10,000	10,000
Common Stock (.001 par value, 2,400,000,000 shares authorized, 1,705,036,105 shares issued and outstanding as of July 31, 2017 and 2016)	1,705,036	1,705,036
Additional Paid in Capital	12,690,595	12,690,595
Accumulated Deficit	(14,771,647)	(14,550,323)
Stockholders’ Equity (Deficit)	(89,016)	132,308

Total Liabilities and Stockholders’ Equity/(Deficit)	$1,095	$144,568

The Notes to Financial Statements are an integral part of these statements.

TGI Solar Power Group Inc.

Statements of Operations

For the years ended July 31, 2017 and 2016

	2017	2016

Revenues - Related Party	$1,000	$-

Cost of Revenues	--	--

Gross profit	1,000	--

Operating expenses	(222,144)	(121,679)

Loss before other income/(expense)	(221,144)	(121,679)

Interest expense	(180)	(7,855)
Other income/ expense	(180)	(7,855)

Net Loss	$(221,324)	$(129,534)

Basic and diluted net loss per common share	(0.000)	(0.000)

Weighted average of common shares outstanding, Basic and Diluted	1,705,036,105	1,665,145,694

The Notes to Financial Statements are an integral part of these statements.

TGI Solar Power Group Inc.

Statements of Changes in Stockholders’ Equity/(Deficit)

For the years ended July 31, 2017 and 2016

	Preferred Stock
	Preferred Stock Series A		Preferred Stock Series B		Preferred Stock Series C		Common Stock		Additional Paid in	Accumulated	Total Equity
	Shares	Value	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	(Deficit)

Beginning Balance	10,000,000	$10,000	2,000,000	$2,000	--	$-	1,665,036,105	$1,665,036	$12,670,055	$(14,420,789)	$(73,698)

Net loss	--	--	--	--	--	--	--	--	--	(129,534)	(129,534)

Advance converted to Common Stock	--	--	--	--	--	--	40,000,000	40,000	40,000	--	80,000

Issuance of Preferred Series C stock, net of fees	--	--	--	--	275,000	275,000	--	--	(19,460)	--	255,540

Balance at July 31 2016	10,000,000	$10,000	2,000,000	$2,000	275,000	$275,000	1,705,036,105	$1,705,036	$12,690,595	$(14,550,323)	$132,308

Net loss	--	--	--	--	--	--	--	--	--	(221,324)	(221,324)

Balance at July 31, 2017	10,000,000	$10,000	2,000,000	$2,000	275,000	$275,000	1,705,036,105	$1,705,036	$12,690,595	$(14,771,647)	$(89,016)

The Notes to Financial Statements are an integral part of these statements.

TGI Solar Power Group Inc.

Statements of Cash Flows

For the years ended July 31, 2017 and 2016

	2017	2016

Cash flows from operating activities
Net loss	$(221,324)	$(129,534)
Changes in operating assets and liabilities:
Prepaid expenses	15,000	(15,000)
Accrued expenses	63,551	20,086
Net cash used in operating activities	(142,773)	(124,448)

Cash flows from financing activities
Proceeds from note payable - related party	14,300	--
Repayments to related party	--	(1,600)
Proceeds from preferred series C stock	--	255,540
Net cash provided by financing activities	14,300	253,940

Net change in cash	$(128,473)	$129,492

Cash
Beginning of year	129,568	76
End of period	$1,095	$129,568

The Notes to Financial Statements are an integral part of these statements.

1. NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

TGI Solar Power Group, Inc. (“TGI” or the “Company”) is a publicly held corporation formed under the laws of the State of Delaware as Liberty Leasing Co. Inc. in 1967. The Company changed its name to LIBCO Corporation on June 29, 1973, RDIS Corporation on Jan 11, 1993 and TenthGate International, Inc. on February 20, 2007 before adopting its current name, TGI Solar Power Group, Inc. in June 2008. The Company’s fiscal year end is July 31st.

The Company’s strategy is to acquire innovative and patented technologies, components, processes, designs a method with commercial value that will give the Company a competitive market advantage and generate shareholder value. In addition, the Company plans to align itself through acquisition and joint ventures with partners whereby the Company can provide project management consulting and develop custom tools software.

The Company has also entered into several non-binding memorandums of understanding to explore and pursue the possibility of entering into joint ventures to establish a manufacturing facility to produce electric batteries to power electric vehicles and/or homes in conjunction with solar and wind power. These memorandums of understandings are also exploring the possibility of providing comprehensive policies to future car owns, extended warranties, roadside assistance and battery replacement.

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

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

Through July 31, 2017, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.

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

As of July 31, 2017, and July 31, 2016 there were 10,000,000 outstanding shares of Preferred Series A Stock which convert to 30,000,000 common shares, 2,000,000 outstanding shares of Preferred Series B Stock which convert to 200,000,000 common shares and 275,000 outstanding shares of Preferred Series C Stock which convert to 17,055,321,260 common shares.

4. NOTE PAYABLE – RELATED PARTY

The Company received advances totaling $14,300 from a holder of our Preferred C shares in year ended July 31, 2017 to cover the expenses of the Company. The Company received additional advances from this shareholder after year end totaling $17,600. These advances were converted to Note Payable in November 2017 in the amount of $31,900. The Note is subject to interest at 8 percent per annum, except in the case of a default whereby interest would accrue at 18 percent per annum. The Note matures on December 31, 2018 at which point unpaid principal amount and accrued interest will be due. The Note is secured by substantially all the assets of the Company.

5. RELATED PARTY TRANSACTION

During the years ended July 31, 2017 and 2016 the Company incurred and paid $118,933 and $58,933 and $70,067 and $85,067 to its officer for consulting services As of July 31, 2017, and 2016 the Company prepaid consulting fees to its officer in the amount of $0 and $15,000 which is included in Prepaid expense on the accompanying balance sheet. As of July 31, $45,000 of consulting fees are included in Accrued expenses on the accompanying balance sheet.

During the years ended July 31, 2017 and 2016, the Company received consulting fees of $1,000 and $0 from Data Boss International Corp (“Boss”). Boss was partially acquired by the Company after year end, see additional discussion in Note 7 “Subsequent Events”.

6. CAPITAL STRUCTURE

Common

At July 31, 2017 and 2016, the Company had 2,400,000,000 shares authorized and 1,705,036,105 shares of $.001 par value common stock issued and outstanding.

Common shares are voting, and dividends are paid at the discretion of the Board of Directors.

The Company received advances of $65,000 by a third party in 2014. The advance and related interest of 12% was satisfied in full through the issuance of 40,000,000 shares of common stock on July 31, 2016.

Interest expense on the Note was $180 and $0 for the years ended July 31, 2017 and 2016 and $0 and $7,826 on the Advance.

Series A Preferred Stock

At July 31, 2017 and 2016, the Company had 10,000,000 shares of Series A Preferred Stock, $.001 par value, authorized, issued and, outstanding. The Series A Preferred Stock has a liquidation preference over the common stock and any other class or series of capital stock whose terms expressly provide that the holders of the Series A Preferred Stock should receive preferential payment. Holders of the Preferred Stock Series A are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 10 votes for each share of the Series A Preferred Stock owned.

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

Series B Preferred Stock

At July 31 2017 and 2016, the Company had 2,000,000 shares of Series B Preferred Stock, $.001 par value, authorized, issued and outstanding. Holders of the Series B Preferred Stock Series B are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 1,000 votes for each share of the Series B Preferred Stock owned.

Each share of the Series B Preferred Stock is convertible, at the option of the holder, into one hundredshares of the Company’s common stock. However, holders cannot convert any share of Series B Preferred Stock into shares of common stock until (a) the Series B Preferred Stock has been held for a minimum of 12 months; (b) the Common Stock is traded at least $0.01 per share (c) The Company is traded on the Pink Sheets, or higher exchange.

Holders of the Series B Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series B Preferred Stock is convertible.

Series C Preferred Stock

On June 22, 2016, the Company authorized 275,000 shares of $1 Par Value Series C Convertible Preferred Stock. On June 26, 2016, the Company sold 137,500 shares of its Series C Convertible Preferred Stock each to Ensure HR, LLC, a New Jersey limited liability company, and Meros HR, LLC, a New Jersey limited liability company for $275,000. The proceeds were reduced by $19,460 of legal expenses related to the sale. These 275,000 shares of Series C Preferred Stock are authorized issued and outstanding as of July 31, 2017 and 2016.

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

7. SUBSEQUENT EVENTS

On November 6, the Company and Boss, a company specializing in engineering, IT consulting and internet security product development entered into a stock purchase agreement where the Company purchased 25% of the outstanding common shares of Boss, $0.001 par value in the share capital for $100,000.

The Company entered into a Note Payable (“Note”) with Boss in the amount of $100.000 to finance this transaction. The Note is subject to interest at six percent per annum. The Note matures on November 6, 2018 at which point all outstanding principal and accrued interest will be due.

On November 6, 2017, the Company and Boss entered into a Stock Option Agreement (“Option”) where the Company was granted an option to purchase the remaining 75% of all outstanding common shares for the purchase price of $350,000. The Option may be exercised from November 6, 2017 until November 6, 2018. Subsequently, the Option can be exercised at a purchase price of $400,000 from through April 15, 2019. The Option terminates on April 15, 2019.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017. The framework used by management in making that assessment was the criteria set forth in the document entitled “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of July 31, 2017, the Company’s internal control over financial reporting was not effective for the purposes for which it is intended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over our financial reporting as of July 31, 2017, the Company determined that the following items constituted a material weakness:

●	The Company does not currently have an active Chief Financial Officer to oversee the day to day transactions and operations, which ensures the timely and accurate identification and reporting of all necessary transactions

●	The Company does not have an independent audit committee that can review and approve significant transactions and the reporting process and provide independent oversight of the Company

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our executive officers and directors, and their ages, positions and offices with us are as follows:

Name	Age	Position with the Company

Henry Val	57	Chief Executive Officer, Chief Financial Officer, President and Chairman

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

Item 11.  Executive Compensation.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the fiscal year ended July 31, 2017:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Equity Awards	Option Awards	All Other Compensation	Total
Henry Val,	2017	70,067	-	-	-	-	70,067
Chairman, Chief Executive Officer, Chief Financial Officer and President	2016	85,067	-	-	-	-	85,067

Employment Agreements

The Company has no employment agreements with any of its employees, executive officers, or consultants.

Outstanding Equity Awards at July 31, 2017.

None of our executive officers have outstanding equity awards as of July 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of January 31, 2018, the number of shares of Common Stock held of record or beneficially (i) by each person who held of record, or was known by the Company to own beneficially, more than five percent of the outstanding shares of Common Stock, (ii) by each director and (iii) by all officers and directors as a group:

Name and address of Beneficial Owner	Amount and Nature of Common Stock Beneficially Owned	Amount and Percentage of Voting Stock Beneficially Owned (1)		Percent of Common Stock Beneficially Owned (2)

Henry Val (3)	327,000,000	2,377,000,000	63.3%	19.2%
All directors and executive officers as a group	327,000,000	2,377,000,000	63.3%	19.2%

Other 5% Shareholders
Ensure HR, LLC (4)	8,527,660,650	8,527,660,650	83%	83%
Meros HR, LLC (5)	8,527,660,650	8,527,660,650	83%	83%

(1)	For each shareholder, the percentage of voting stock beneficially owned is based upon 1,705,036,105 shares of Common Stock outstanding as of January 31, 2018. The percentage of voting capital stock of each shareholder which is entitled to vote on the same basis as the Company’s Common Stock.

(2)	For each shareholder, the calculation of percentage of beneficial ownership is based upon 1,705,036,105 shares of Common Stock outstanding as of January 31, 2018, and shares of Common Stock subject to options, warrants and/or conversion rights held by the shareholder that are currently exercisable or exercisable within 60 days, which are deemed to be outstanding and to be beneficially owned by the shareholder holding such options, warrants, or conversion rights. The percentage ownership of any shareholder is determined by assuming that the shareholder has exercised all options, warrants and conversion rights to obtain additional securities and that no other shareholder has exercised such rights.

(3)	Includes 310,000,000 shares held by Netter Capital, Inc. of whom Mr. Val holds voting and dispositive power. For the purpose of determining the number of shares of Common Stock beneficially owned by Mr. Val, does not include 2,000,000 shares of 5,000,000 shares of Series A Preferred Stock, which votes at the rate of 10 votes per share, or Series B Preferred Stock, which votes at the rate of 1,000 votes per share, held by Netter Capital, Inc. which are not readily convertible. The shares of Series A Preferred Stock and Series B Preferred Stock are included for purposes of determining the percentage of voting stock beneficially owned by Mr. Val.

(4)	Includes 137,500 shares of Series C Convertible Preferred Stock which are convertible into approximately 8,527,660,650 shares of common stock and vote on an as-converted basis multiplied by 1.9. James Radvany holds voting and dispositive control of the Shares held by Ensure HR, LLC. The address for Ensure is 1011 Whitehead Road Ext, Suite 101 Ewing, NJ 08638.

(5)	Includes 137,500 shares of Series C Convertible Preferred Stock which are convertible into approximately 8,527,660,650 shares of common stock and vote on an as-converted basis multiplied by 1.9. Todd McNulty holds voting and dispositive control of the Shares held by Meros HR, LLC. The address for Meros is 1011 Whitehead Road Ext, Suite 101 Ewing, NJ 08638.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

At July 31, 2017, the Company was indebted to the Company’s president in the amount of $45,000. These amounts are due on demand, are unsecured and carry no interest. Amounts due are for consulting fees.

The Company received advances totaling $14,300 from a holder of our Preferred C shares in year ended July 31, 2017 to cover the expenses of the Company. The Company received additional advances from this shareholder after year end totaling $17,600. These advances were converted to Note Payable in November 2017 in the amount of $31,900

Director Independence

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

Item 14.  Principal Accounting Fees and Services.

Audit Fees

For the Company’s fiscal year ended July 31, 2017 and 2016, we have incurred $30,850 and $7,500 for professional services rendered for the audit and reviews of our financial statements.

All Other Fees (including, Audit Related Fees and Tax Fees)

For the Company’s fiscal year ended July 31, 201 and 2016, we did not incur any fees for tax services.

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

TGI SOLAR POWER GROUP, INC.

Date: January 31, 2018	By:	/s/ Henry Val
		Name:	Henry Val
		Title:	Chairman, Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)

Signature	Title	Date

/s/ Henry Val	Chairman, Chief Executive Officer,	January 31, 2018
Henry Val	Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)

