Form 10-Q
period 2017-10-31
TGI Solar Power Group Inc.
filed 2018-04-03
CIK 1309056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2017

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

Yes ☐   No ☒

As of April 3, 2018, there were approximately 1,705,036,105 shares of common stock of the registrant issued and outstanding.

TGI Solar Power Group Inc.

FORM 10-Q

PART I

TGI Solar Power Group Inc.

Condensed Balance Sheets (unaudited)

	October 31, 2017	July 31, 2017

Assets

Current assets
Cash	$-	$1,095
Total current assets	-	1,095

Total Assets	$-	$1,095

Liabilities and Stockholders' Deficit

Current liabilities
Note payable - related party	$14,300	$14,300
Accrued expenses	82,618	75,811

Total Liabilitites	96,918	90,111

Stockholders' Deficit
Convertible Preferred Stock (100,000,000 authorized):
Series C, Convertible Preferred Stock, ( $1 par value, 275,000 authorized issued and outstanding )	275,000	275,000
Series B, Convertible Preferred Stock, ($.001 par value, 2,000,000 authorized issued and outstanding )	2,000	2,000
Series A, Convertible Preferred Stock, ($.001 par value, 10,000,000 authorized issued and outstanding )	10,000	10,000
Common Stock (.001 par value, 2,400,000,000 shares authorized, 1,705,036,105 shares issued and outstanding as of October 31, 2017 and July 31, 2017)	1,705,036	1,705,036
Additional paid in capital	12,690,595	12,690,595
Accumulated deficit	(14,779,549)	(14,771,647)
Stockholders' Deficit	(96,918)	(89,016)

Total Liabilities and Stockholders' Deficit	$-	$1,095

See Accompanying Notes to the Unaudited Condensed Financial Statements.

TGI Solar Power Group Inc.
Condensed Statements of Operations (unaudited)

	Three months ended October 31,
	2017	2016

Revenue	$-	$-

Cost of Revenues	-	-

Gross profit	-	-

Operating expenses	(7,620)	(77,592)

Loss before other income/(expense)	(7,620)	(77,592)

Interest expense	(282)	-
Other income/ expense	(282)	-

Net Loss	$(7,902)	$(77,592)

Basic and diluted net loss per common share	(0.000)	(0.000)

Weighted average of common shares outstanding, Basic and Diluted	1,705,036,105	1,705,036,105

See Accompanying Notes to the Unaudited Condensed Financial Statements.

 TGI Solar Power Group Inc.

Condensed Statements of Cash Flows (Unaudited)

	Three Months Ended October 31,
	2017	2016
Cash flows from operating activities
Net loss	$(7,902)	$(77,592)
Changes in operating assets and liabilities:
Prepaid expenses - Related Party	$-	10,000
Accrued expenses	6,807	8,072
Net cash used in operating activities	(1,095)	(59,520)
Net change in cash	$(1,095)	$(59,520)
Cash
Beginning of year	1,095	129,568
End of period	$-	$70,048

See Accompanying Notes to the Unaudited Condensed Financial Statements.

TGI Solar Power Inc.

Notes to Financial Statements

1. NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

TGI Solar Power Group, Inc. (“TGI” or the “Company”) is a publicly held corporation formed under the laws of the State of Delaware as Liberty Leasing Co. Inc. in 1967. The Company changed its name to LIBCO Corporation on June 29, 1973, RDIS Corporation on Jan 11, 1993 and TenthGate International, Inc. On February 20, 2007, before adopting its current name, TGI Solar Power Group, Inc. in June 2008. The Company’s fiscal year end is July 31st.

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

2. GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on the basis the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of operating losses and the Company continues to rely on financing and the issuance of Preferred and Common shares to raise capital. The Company’s significant losses from operations and the Company’s dependence on equity and debt financing raise substantial doubt about the Company's ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete consolidated financial statements. In the opinion of management, all adjustments October 31, 2017 are not necessarily indicative of the results that may be expected for the year ending July 31, 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2017 as filed on January 31, 2018.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Through October 31, 2017, the Company has recorded a valuation allowance against the Company's deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company's earnings history, the number of years the Company's net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.

Due to the Company experiencing several events that qualify as a change in control since its inception, the Company may be limited by section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” ("US Tax Reform"). The US Tax Reform provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended.  Certain provisions of the US Tax Reform will be effective during the Company’s fiscal year ending July 31, 2018 with all provisions of the US Tax Reform effective as of the beginning of the Company’s fiscal year ending July 30, 2019.  As the US Tax Reform was enacted after the Company’s year end of July 31, 2017, it had no impact on the Company’s fiscal 2017 financial results.  The US Tax Reform contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the US Tax Reform lowers the US corporate income tax rate to 21% from that date and beyond.  The Company estimates that the revaluation of its US deferred tax assets and liabilities to the 21% corporate tax rate will have no net effect on its deferred tax assets and liabilities as the Company has a full valuation allowance as of October 31, 2017.

Although the Company believes it has accounted for the parts of the US Tax Reform that will have the most significant impact on its financials, the ultimate impact of the US Tax Reform on the company’s reported results in 2018 may differ from the estimates provided herein, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued, and other actions the Company may take as a result of the US Tax Reform different from that presently contemplated.

NET (LOSS) EARNINGS PER SHARE

Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.

Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, and Preferred Stock.

As of October 31, 2017, and July 31, 2017 there were 10,000,000 outstanding shares of Preferred Series A Stock which convert to 30,000,000 common shares, 2,000,000 outstanding shares of Preferred Series B Stock which convert to 200,000,000 common shares and 275,000 outstanding shares of Preferred Series C Stock which convert to 17,055,321,260 common shares.

4. NOTES PAYABLE – RELATED PARTY

The Company received advances totaling $14,300 from a holder of our Preferred C shares in year ended July 31, 2017 to cover the expenses of the Company. The Company received additional advances from this shareholder subsequent to quarter end totaling $46,100. These advances were converted to a Note Payable in November 2017 in the amount of $31,900 and a second Note Payable in the amount of $28,500 in March 2018. The Notes are subject to interest at 8 percent per annum, except in the case of a default whereby interest would accrue at 18 percent per annum. The Notes mature on December 31, 2018 and March 2019 at which point unpaid principal amount and accrued interest will be due. The Notes are secured by substantially all the assets of the Company.

5. RELATED PARTY TRANSACTION

During the three months ended October 31, 2017 and 2016 the Company incurred $0 and $45,000 and paid $0 and $35,000 to its officer for consulting services. As of October 31, 2017, and July 31, 2017 the Company had accrued consulting fees to its officer of $45,000.

6. CAPITAL STRUCTURE

Common:

At October 31, 2017 and July 31, 2017, the Company had 2,400,000,000 shares authorized and 1,705,036,105 shares of $.001 par value common stock issued and outstanding.

Common shares are voting and dividends are paid at the discretion of the Board of Directors.

Series A Preferred Stock

At October, 31 2017 and July 31, 2017, the Company had 10,000,000 shares of Series A Preferred Stock, $.001 par value, authorized, issued and outstanding. The Series A Preferred Stock has a liquidation preference over the common stock and any other class or series of capital stock whose terms expressly provide that the holders of the Series A Preferred Stock should receive preferential payment. Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 10 votes for each share of the Series A Preferred Stock owned.

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

Series B Preferred Stock

At October 31, 2017 and July 31, 2017, the Company had 2,000,000 shares of Series B Preferred Stock, $.001 par value, authorized, issued and outstanding. Holders of the Series B Preferred Stock Series B are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 1,000 votes for each share of the Series B Preferred Stock owned.

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

The Series Preferred C Stock has a liquidation of twice its stated value and converts into shares of Common Stock at the initial conversion price of $.000016124 per share, subject to adjustment for stock splits, reclassification and distributions. The Series C Preferred Stock votes on an as-converted basis multiplied by 1.9. The conversion price is initially $.000016124 per share, subject to adjustment for dilutive issuances, so that upon conversion the holders of the Series C Preferred Stock would hold shares of Common constituting 90 % of the fully diluted Common Stock upon conversion. Accordingly, the sale of the Series C Stock resulted in a change of control of the Company. The Series C Preferred Stock cannot be converted until the Company files an amendment increasing the authorized number of shares of Common Stock and/or effecting a reverse stock split of the Common Stock so that the Company has a sufficient number of authorized and unissued shares of Common Stock to permit the conversion of all outstanding shares of Series C Preferred Stock.

Holders of the Series C Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series C Preferred Stock is convertible.

7. SUBSEQUENT EVENTS

On November 6, 2017, the Company and Data Boss International Corp. (“Boss”), a Company specializing in engineering, IT consulting and internet security product development entered into a stock purchase agreement where the Company purchased 25% of the outstanding common shares of Boss, $0.001 par value, for $100,000 in consideration for a Note Payable (“Note”) with Boss in the amount of $100,000 to finance this transaction. The Note is subject to interest at six percent per annum. The Note matures on November 6, 2018, at which point all outstanding principal and accrued interest under the Note will be due.

On November 6, 2017 the Company and Boss entered into an Stock Option Agreement (“Option”) where the Company was granted an option to purchase the remaining 75% of all outstanding common shares for the purchase price of $350,000. The Option may be exercised from November 6, 2017 until November 6, 2018. Subsequently, the Option can be exercised at a purchase price of $400,000 from through April 15, 2019. The Option terminates on April 15, 2019.

Item 2. Management’ Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

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

Currently the Company has no operations that provide cash flow, however a new business plan was developed and TGI intends to enter business to provide clients with services that include: business development, project management, and management consulting.

Results of Operations

Comparison of the three months ended October 31, 2017 and 2016

We had no income for the three months ended October 31, 2017 and 2016.

During the three months ended October 31, 2017 and 2016, we incurred $7,620 and $77,592, respectively, in operating expenses. The decrease in the three months ended October 31, 2017 pertains to a decrease in consulting expenses incurred to its President of $45,000 to $0. In addition, professional fees decreased by approximately $25,000. We incurred interest expense of $282 and $0 for the three months ended October 31, 2017 and 2016. The interest was incurred from notes payable to a related party.

Net loss from continuing operations for the three months ended October 31, 2017 and 2016 was $7,902 and $77,592 respectively.

Liquidity and Capital Resources

At October 31, 2017 and July 31, 2017, we had cash of $0 and $1,095. We did not have any cash flows from operating, financing, and investing activities for the periods then ended.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith
** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TGI SOLAR POWER GROUP INC.

/s/ Henry Val
Dated: April 3, 2018	Name: Henry Val
Title: Chairman, Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)