Form 10-Q
period 2018-01-31
TGI Solar Power Group Inc.
filed 2018-04-23
CIK 1309056

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2018

Commission File Number: 001-51059

TGI Solar Power Group Inc.

(Exact name of Company as specified in its charter)

Delaware	20-2976749
(State or other jurisdiction) of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of April 23, 2018, there were approximately 1,705,036,105 shares of common stock of the registrant issued and outstanding.

TGI Solar Power Group Inc.

FORM 10-Q

PART I

TGI Solar Power Group Inc.

Condensed Balance Sheets (unaudited)

	January 31, 2018	July 31, 2017

Assets

Current assets
Cash	$3,586	$1,095
Total current assets	3,586	1,095

Total Assets	$3,586	$1,095

Liabilities and Stockholders’ Deficit

Current liabilities
Notes payable - related party	$35,400	$14,300
Note payable	100,000	-
Accrued expenses	75,392	75,811

Total Liabilities	210,792	90,111

Stockholders’ Deficit
Convertible Preferred Stock (100,000,000 authorized):
Series C, Convertible Preferred Stock, ($1 par value, 275,000 authorized issued and outstanding )	275,000	275,000
Series B, Convertible Preferred Stock,($.001 par value, 2,000,000 authorized issued and outstanding )	2,000	2,000
Series A, Convertible Preferred Stock,($.001 par value, 10,000,000 authorized issued and outstanding )	10,000	10,000
Common Stock (.001 par value, 2,400,000,000 shares authorized, 1,705,036,105 shares issued and outstanding as of January 31, 2018 and July 31, 2017)	1,705,036	1,705,036
Additional paid in capital	12,690,595	12,690,595
Accumulated deficit	(14,889,837)	(14,771,647)
Stockholders’ Deficit	(207,206)	(89,016)

Total Liabilities and Stockholders’ Deficit	$3,586	$1,095

TGI Solar Power Group Inc.

Condensed Statements of Operations (unaudited)

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017

Revenue	$5,000	$-	$5,000	$-

Cost of revenues	-	-	-	-

Gross profit	5,000	-	5,000.00	-

Operating expenses	(13,287)	(46,368)	(20,906)	(123,960)
Impairment charge on equity level investment	(100,000)	-	(100,000)	-
	(113,287)	(46,368)	(120,906)	(123,960)

Loss before other income/(expense)	(108,287)	(46,368)	(115,906)	(123,960)

Interest expense	(2,002)	-	(2,284)	-
Other income/ expense	(2,002)	-	(2,284)	-

Net loss	$(110,289)	$(46,368)	$(118,190)	$(123,960)

Basic and diluted net loss per common share	(0.000)	(0.000)	(0.000)	(0.000)

Weighted average of common shares outstanding, Basic and Diluted	1,705,036,105	1,705,036,105	1,705,036,105	1,705,036,105

TGI Solar Power Group Inc.

Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended January 31,
	2018	2017

Cash flows from operating activities
Net loss	$(118,190)	$(123,960)
Adjustments to reconcile net loss to cash used in operating activities
Impairment charge on equity level investment	100,000	-
Changes in operating assets and liabilities:
Prepaid expenses - related party	-	11,500
Accrued expenses	(419)	18,040
Net cash used in operating activities	(18,609)	(94,420)

Cash flows from financing activities
Note payable - related party	21,100	-
Net cash provided by financing activities	21,100	-

Net change in cash	$2,491	$(94,420)

Cash
Beginning of year	1,095	129,568
End of period	$3,586	$35,148

Non Cash Investing Activities:
Issuance of note payable for acquisition of equity level investment	$100,000	$-

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

2. GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared on the basis the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a history of operating losses and the Company continues to rely on financing and the issuance of Preferred and Common shares to raise capital. The Company’s significant losses from operations and the Company’s dependence on equity and debt financing raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments for the six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the year ending July 31, 2018. The unaudited condensed financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2017 as filed on January 31, 2018.

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

Equity Level Investment

The Company recorded an equity investment at its cost. The investment was valued for impairment at the report date. The investment was considered impaired as the carrying amount exceeded its fair value. The full amount of the investment is included as an impairment charge on equity level investment in the accompanying unaudited condensed statements of operations.

Income Taxes

Estimates of taxable income of the legal entity and jurisdiction are used in the tax rate calculation. Management uses judgment in estimating what the Company’s income tax will be for the year. Since judgment is involved, there is a risk that the tax rate may increase or decrease in any period. In determining income/(loss) for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. FASB issued authoritative guidance concerning accounting for income taxes also requires that the deferred tax assets be reduced by a valuation allowance if, based on the available evidence, it is more likely than not that all or some portion of the recorded deferred tax assets will not be realized in future periods. In evaluating the Company’s ability to recover the Company’s deferred tax assets, management considers all available positive and negative evidence including the Company’s past operating results, the existence of management is using to manage the underlying businesses.

Through January 31, 2018, the Company has recorded a valuation allowance against the Company’s deferred tax assets arising from net operating losses due to uncertainty of their realization as a result of the Company’s earnings history, the number of years the Company’s net operating losses and tax credits can be carried forward, the existence of taxable temporary differences and near-term earnings expectations. The amount of the valuation allowance could decrease if facts and circumstances change that materially increase taxable income prior to the expiration of the loss carry forwards. Any reduction in the valuation allowance would result in an income tax benefit in the period such determination is made by the Company.

Due to the Company experiencing several events that qualify as a change in control since its inception, The Company may be limited by section 382 of the Internal Revenue Code as to the amount of net operating losses that may be used in future years.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (“US Tax Reform”). The US Tax Reform provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended.  Certain provisions of the US Tax Reform will be effective during the Company’s fiscal year ending July 31, 2018 with all provisions of the US Tax Reform effective as of the beginning of the Company’s fiscal year ending July 30, 2019.  As the US Tax Reform was enacted after the Company’s year end of July 31, 2017, it had no impact on the Company’s fiscal 2017 financial results.  The US Tax Reform contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the US Tax Reform lowers the US corporate income tax rate to 21% from that date and beyond.  The Company estimates that the revaluation of its US deferred tax assets and liabilities to the 21% corporate tax rate will have no net effect on its deferred tax assets and liabilities as the Company has a full valuation allowance as of January 31, 2018.

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

NET (LOSS) EARNINGS PER SHARE

Basic earnings per share are calculated on the basis of the weighted-average number of common shares outstanding during the year. Basic earnings per share are computed by dividing income available to common stockholders by the weighted- average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted to common stock.

Dilutive common share equivalents consist of shares issuable upon conversion of convertible debt, and Preferred Stock.

As of January 31, 2018, and July 31, 2017 there were 10,000,000 outstanding shares of Preferred Series A Stock which convert to 30,000,000 common shares, 2,000,000 outstanding shares of Preferred Series B Stock which convert to 200,000,000 common shares and 275,000 outstanding shares of Preferred Series C Stock which convert to 17,055,321,260 common shares.

4. EQUITY LEVEL INVESTMENT & NOTE PAYABLE

On November 6, The Company and Data Boss International Corp. (“Boss”), a Company specializing in engineering, IT consulting and internet security product development entered into a stock purchase agreement where the Company purchased 25% of the outstanding common shares of Boss, $0.001 par value in the share capital for $100,000.

The Company entered into a Note Payable (“Note”) with Boss in the amount of $100,000 to finance this transaction. The Note is subject to interest at six percent per annum. The Note matures on November 6, 2018 at which point all outstanding principal and accrued interest will be due.

On November 6, 2017 the Company and Boss entered into an Stock Option Agreement (“Option”) where the Company was granted an option to purchase the remaining 75% of all outstanding common shares for the purchase price of $350,000. The Option may be exercised from November 6, 2017 until November 6, 2018. Subsequently, the Option can be exercised at a purchase price of $400,000 from through April 15,2019. The Option terminates on April 15, 2019.

The Company recorded their investment at cost. The investment was reviewed for impairment at the report date. The investment was considered impaired as the carrying amount exceeded its fair value. The full amount of the investment is included as an impairment charge on equity level investment in the accompanying unaudited condensed statements of operations.

5. NOTE PAYABLE – RELATED PARTY

The Company received advances totaling $14,300 from a holder of our Preferred C shares in year ended July 31, 2017 to cover the expenses of the Company. The Company received additional advances of $21,100 during the six months ended January 31, 2018 from this shareholder and an additional $25,500 after quarter end. These advances were subsequently converted to a Note Payable. The Note is subject to interest at 8 percent per annum, except in the case of a default whereby interest would accrue at 18 percent per annum. The Note matures on December 31, 2018 at which point unpaid principal amount and accrued interest will be due. The Note is secured by substantially all the assets of the Company.

6. RELATED PARTY TRANSACTION

During the six months ended January 31, 2018 and 2017, the Company incurred $4,000 and $22,933 and paid $4,000 and $67,933 to its officer for consulting services. As of January 31, 2018 and July 31, 2017, the Company had accrued consulting fees to its officer of $45,000.

7. CAPITAL STRUCTURE

Common:

At January 31, 2018 and July 31, 2017, the Company had 2,400,000,000 shares authorized and 1,705,036,105 shares of $.001 par value common stock issued and outstanding.

Common shares are voting and dividends are paid at the discretion of the Board of Directors.

Series A Preferred Stock

At January 31, 2018 and July 31, 2017, the Company had 10,000,000 shares of Series A Preferred Stock, $.001 par value, authorized, issued and outstanding. The Series A Preferred Stock has a liquidation preference over the common stock and any other class or series of capital stock whose terms expressly provide that the holders of the Series A Preferred Stock should receive preferential payment. Holders of the Series A Preferred Stock are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 10 votes for each share of the Series A Preferred Stock owned.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into three shares of the Company’s common stock. However, holders cannot convert any share of Series A Preferred Stock into shares of common stock until (a) the Series A Preferred Stock has been held for a minimum of 24-months; (b) the Common Stock is trade for at least $0.50 per share (c) the Company has a positive Net Worth; and (c) the Company is traded on the Pink Sheets, or higher exchange.

Holders of the Series A Preferred Stock are entitled to receive dividends as declared at the discretion of the Board of Directors. These dividends are based on the number of shares of Common Stock into which each share of Series A Preferred Stock is convertible.

Series B Preferred Stock

At January 31, 2018 and July 31, 2017, the Company had 2,000,000 shares of Series B Preferred Stock, $.001 par value, authorized, issued and outstanding. Holders of the Series B Preferred Stock Series B are entitled to vote on all matters submitted to shareholders of the Company and are entitled to 1,000 votes for each share of the Series B Preferred Stock owned.

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

The Series Preferred C Stock has a liquidation of twice its stated value and converts into shares of Common Stock at the initial conversion price of $.000016124 per share, subject to adjustment for stock splits, reclassification and distributions. The Series C Preferred Stock votes on an as-converted basis multiplied by 1.9. The conversion price is initially $.000016124 per share, subject to adjustment for dilutive issuances, so that upon conversion the holders of the Series C Preferred Stock would hold shares of Common Stock constituting 90 % of the fully diluted Common Stock upon conversion.

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

Results of Operations

Comparison of the six months ended January 31, 2018 and 2017

We had consulting income of $5,000 and $0 for the six months ended January 31, 2018 and 2017.

During the six months ended January 31, 2018 and 2017, we incurred $20,906 and $123,960, respectively, in operating expenses. The decrease in the six months ended January 31, 2018 pertains to a decrease of consulting expenses incurred to its President from $67,933 to $4,000. Legal expenses decreased from $25,395 to $5,907. Accounting expense also decreased from $20,550 to $5,150. We incurred interest expense of $2,284 and $0 for the six months ended January 31, 2018 and 2017. The interest was incurred from notes payable to a related party. We also incurred an impairment charge on our equity investment of $100,000 during the six months ended January 31,2018.

Net loss from continuing operations for the six months ended January 31, 2018 and 2017 was $118,190 and $123,960 respectively.

Comparison of the three months ended January 31, 2018 and 2017

We had consulting income of $5,000 and $0 for the three months ended January 31, 2018 and 2017.

During the three months ended January 31, 2018 and 2017, we incurred $13,287 and $46,638, respectively, in operating expenses. The decrease in the three months ended January 31, 2018 pertains to a decrease in consulting expenses incurred to its President of $22,993 to $4,000. Legal expenses decreased from $7,945 to $1,020. Accounting expense also decreased from $10,400 to $5,150. We incurred interest expense of $2,002 and $0 for the three months ended January 31, 2018 and 2017. The interest was incurred from notes payable to a related party. We also incurred an impairment charge of $100,000 on our equity investment during the three months ended January 31, 2018.

Net loss from continuing operations for the three months ended January 31, 2018 and 2017 was $110,289 and $46,368 respectively.

Liquidity and Capital Resources

At January 31, 2018 and July 31, 2017, we had cash of $3,586 and $1,095. We received $21,100 in a note payable from a related party during the six months ended January 31, 2018. We did not have any cash flows from operating and investing activities for the periods then ended. We received $21,100 from a related party that is included in Notes Payable – related party. In addition, we entered into an agreement with Data Boss International Corp. to purchase 25% of the outstanding common shares for $100,000. The transaction was financed with a note payable which is due in November 2018.

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

TGI SOLAR POWER GROUP INC.

/s/ Henry Val
Dated: April 23, 2018	Name: Henry Val
Title: Chairman, Chief Executive Officer, Chief Financial Officer and President (Principal Executive, Financial and Accounting Officer)